Form 10-Q
period 1996-09-30
NEWPORT NEWS SHIPBUILDING INC
filed 1996-11-14
CIK 1025361

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

              [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

             [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                         Commission File Number 1-9864

                               ----------------

                        NEWPORT NEWS SHIPBUILDING INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              74-1541566
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

        4101 WASHINGTON AVENUE                          23607
        NEWPORT NEWS, VIRGINIA                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (757) 380-2000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $100.00 per share: 10 shares as of September 30, 1996 (see Item 5)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Newport News Shipbuilding Inc.
    Combined Statements of Earnings.......................................   2
    Combined Balance Sheets...............................................   3
    Combined Statements of Cash Flows.....................................   4
    Statements of Changes in Combined Equity..............................   5
    Notes to Combined Financial Statements................................   6
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  11
Part II--Other Information
  Item 1. Legal Proceedings...............................................  14
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................  14
  Item 6. Exhibits and Reports on Form 8-K................................  14

--------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I

                             FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                        COMBINED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------- -----------------
                                            1996      1995      1996     1995
                                          --------- --------- -------- --------
                                                       (MILLIONS)
Net Sales................................ $     522 $     445 $  1,437 $  1,290
Operating Costs and Expenses.............       486       410    1,320    1,165
                                          --------- --------- -------- --------
Operating Earnings.......................        36        35      117      125
Interest Expense.........................         8         6       25       26
                                          --------- --------- -------- --------
Earnings Before Income Taxes.............        28        29       92       99
Provision For Income Taxes...............        13        12       40       41
                                          --------- --------- -------- --------
Net Earnings............................. $      15 $      17 $     52 $     58
                                          ========= ========= ======== ========




    The accompanying notes to unaudited combined financial statements are an integral part of these combined statements of earnings.

                        NEWPORT NEWS SHIPBUILDING, INC.

                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
                                                              (MILLIONS)
                       ASSETS
                       ------
Current Assets
  Cash and Cash Equivalents..........................    $    1        $    2
  Accounts Receivable, net...........................       105            67
  Contracts in Process...............................       298           263
  Inventory..........................................        48            54
  Notes Receivable...................................       --             18
  Other Current Assets...............................        27            15
                                                         ------        ------
    Total Current Assets.............................       479           419
                                                         ------        ------
Noncurrent Assets
  Property, Plant and Equipment, net.................       834           820
  Other Assets.......................................       160           141
                                                         ------        ------
    Total Noncurrent Assets..........................       994           961
                                                         ------        ------
                                                         $1,473        $1,380
                                                         ======        ======
           LIABILITIES AND COMBINED EQUITY
           -------------------------------
Current Liabilities
  Trade Accounts Payable.............................    $  102        $   99
  Accounts Payable to Tenneco........................        31            67
  Short-Term Debt....................................       160            68
  Deferred Income Taxes..............................        --            39
  Other Accrued Liabilities..........................       181           165
                                                         ------        ------
    Total Current Liabilities........................       474           438
                                                         ------        ------
Noncurrent Liabilities
  Long-Term Debt.....................................       267           292
  Postretirement Benefits............................       103           101
  Deferred Income Taxes..............................       136           138
  Other Long-Term Liabilities........................       159           139
  Commitments and Contingencies (See Note 3)
                                                         ------        ------
    Total Noncurrent Liabilities.....................       665           670
                                                         ------        ------
Combined Equity......................................       334           272
                                                         ------        ------
                                                         $1,473        $1,380
                                                         ======        ======

    The accompanying notes to unaudited combined financial statements are an integral part of these combined balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                  (MILLIONS)
Cash Flows from Operating Activities:
 Net Earnings................................................... $   52  $   58
 Adjustments to Reconcile Net Earnings to Net Cash
  Provided (Used) by Operating Activities--
   Depreciation.................................................     48      51
   Deferred Income Taxes........................................    (41)     48
   Allocated Corporate Interest, net of tax.....................     16      17
   Changes in Components of Working Capital--
    Decrease (Increase) in--
     Accounts Receivable, net...................................    (38)    (10)
     Contracts in Process.......................................    (35)    (56)
     Inventory..................................................      6      (9)
     Other Current Assets.......................................    (12)     (2)
    Increase (Decrease) in--
     Trade Accounts Payable.....................................      3      19
     Accounts Payable to Tenneco................................    (36)   (115)
     Other Accrued Liabilities..................................     16      11
   Other, net...................................................     25     (22)
                                                                 ------  ------
      Net Cash Provided (Used) by Operating Activities..........      4     (10)
                                                                 ------  ------
Cash Flows from Investing Activities:
 Capital Expenditures...........................................    (55)    (43)
 Other..........................................................    (11)    --
                                                                 ------  ------
      Net Cash Used by Investing Activities.....................    (66)    (43)
                                                                 ------  ------
Cash Flows from Financing Activities:
 Cash Transfers from Tenneco....................................     61      52
                                                                 ------  ------
Net Decrease in Cash and Cash Equivalents.......................     (1)     (1)
Cash and Cash Equivalents at Beginning of Period................      2       1
                                                                 ------  ------
Cash and Cash Equivalents at End of Period...................... $    1  $  --
                                                                 ======  ======
Cash Paid During the Period for:
 Interest....................................................... $  --   $  --
                                                                 ======  ======
 Income taxes................................................... $   67  $   46
                                                                 ======  ======

    The accompanying notes to unaudited combined financial statements are an integral part of these combined statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                    STATEMENTS OF CHANGES IN COMBINED EQUITY
                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                  (MILLIONS)
Combined Equity, beginning of period............................ $  272  $  199
Net Earnings....................................................     52      58
Net Cash Transfers From Tenneco.................................     61      52
Non-Cash Transactions With Tenneco..............................
  Net Change in Allocated Corporate Debt........................    (67)    (34)
  Allocated Corporate Interest, net of tax......................     16      17
                                                                 ------  ------
Combined Equity, end of period.................................. $  334  $  292
                                                                 ======  ======



    The accompanying notes to unaudited combined financial statements are an integral part of these
                   statements of changes in combined equity.

                        NEWPORT NEWS SHIPBUILDING INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PREPARATION

  The accompanying combined financial statements represent the financial position, results of operations and cash flows for all shipbuilding operations owned directly or indirectly by Tenneco Inc. ("Tenneco") and its subsidiaries.

  Unless the context otherwise requires, as used herein, the term "Company" refers: (i) for periods prior to the Shipbuilding Distribution (as defined below), to Newport News Shipbuilding and Dry Dock Company ("Newport News") and certain other consolidated subsidiaries through which Tenneco conducted its shipbuilding business (the "Shipbuilding Business") during such period, and
(ii) for periods after the Shipbuilding Distribution, to Newport News Shipbuilding Inc. ("NNS," formerly Tenneco InterAmerica Inc.) and its consolidated subsidiaries, including Newport News.

  The unaudited combined financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These unaudited combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto as of December 31, 1995 and for the three years then ended included in the Company's Registration Statement on Form 10 effective November 6, 1996 (File No. 001-12385).

  In the opinion of the Company's management, the unaudited combined financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. THE SHIPBUILDING DISTRIBUTION

  On June 19, 1996, Tenneco and El Paso Natural Gas Company ("El Paso") entered into a merger agreement pursuant to which a subsidiary of El Paso will be merged into Tenneco (the "Merger"). The Merger is part of a larger Tenneco reorganization (the "Transaction") which includes the distribution of the common stock of the Company (the "Shipbuilding Distribution") and New Tenneco Inc. ("New Tenneco"), a newly formed subsidiary of Tenneco which will hold substantially all the assets, liabilities and operations of Tenneco's current automotive and packaging businesses and its administrative services business (the "Industrial Distribution" and together with the Shipbuilding Distribution the "Distributions"), to the holders of Tenneco common stock. Upon completion of the Transaction, currently anticipated to occur in December 1996, holders of Tenneco common stock will receive equity securities of the Company, New Tenneco and El Paso.

  Prior to the Transaction, Tenneco intends to initiate a realignment of its existing indebtedness. As part of the debt realignment, certain New Tenneco debt will be offered in exchange for certain issues of Tenneco debt. Tenneco will initiate tender offers for other Tenneco debt, and certain debt issues may be defeased. These tender offers and defeasances will be financed by a combination of new lines of credit of Tenneco, New Tenneco (which may declare and pay a dividend to Tenneco) and the Company (which will declare and pay a dividend of approximately $600 million to Tenneco or one or more of its subsidiaries). Upon completion of the debt realignment, Tenneco will have responsibility for $2.65 billion of debt, subject to certain adjustments, the Company will have responsibility for the borrowings under its credit lines (refer to Note 4), and New Tenneco will have responsibility for the remaining debt.

                        NEWPORT NEWS SHIPBUILDING INC.

  A favorable ruling by the Internal Revenue Service to the effect that the Distributions and certain internal spin-off transactions will be tax-free for federal income tax purposes was issued October 30, 1996. A special meeting of stockholders of Tenneco has been called for December 10, 1996, for the purpose of seeking such approval. On November 1, 1996, the New York Stock Exchange approved the listing of the Company's Common Stock upon notice of issuance. The approval of the Transaction by Tenneco stockholders is also a condition of such Transaction.

3. COMMITMENTS AND CONTINGENCIES

 Government Contracting

  More than 90% of the Company's business involves contracting with the U.S. Government. These contracts are subject to possible termination for the convenience of the U.S. Government, to audit and to possible adjustments affecting both cost-type and fixed-price type contracts. Like many government contractors, the Company has received audit reports which recommend that certain contract prices be reduced, or costs allocated to government contracts be disallowed, to comply with various government regulations. Some of these audit reports involve substantial amounts. In certain instances, the Company has made adjustments to its contract prices and the costs allocated to government contracts involving such issues.

 Retirement Plan

  Tenneco and the Company have received letters from the Defense Contract Audit Agency (the "DCAA"), inquiring about certain aspects of the Transaction, including the disposition of the Tenneco Inc. Retirement Plan (the "TRP"), which covers salaried employees of the Company and other Tenneco divisions. The DCAA has been advised that (i) the TRP will retain the liability for all benefits accrued by the Company's employees through the date of the Distributions (the "Distribution Closing Date"), (ii) the Company's employees will not accrue additional benefits under the TRP after the Distribution Closing Date and (iii) no liabilities or assets of the TRP will be transferred from the TRP to any plan maintained by the Company. A determination of the ratio of assets to liabilities of the TRP attributable to the Company will be based on facts, assumptions and legal issues which are complicated and uncertain; however, it is likely that the Government will assert a claim against the Company with respect to the amount, if any, by which the assets of the TRP attributable to the Company's employees are alleged to exceed the liabilities. New Tenneco, with the full cooperation of the Company, will defend against any claim by the Government, and in the event there is a determination that an amount is due to the Government. New Tenneco and the Company will share its obligation for such amount plus the amount of related defense expenses, in the ratio of 80% and 20%, respectively. Pending a final determination of any such claim, the Government may, absent an agreement with the Company to defer the payment of the amounts claimed, withhold all or a portion of all future progress payments due the Company under its government contracts until it has recovered its alleged share of the claimed amount plus interest. In the event of a claim by the Government, the Company will diligently seek a deferral agreement with the Government; however, there can be no assurance that the Company will be able to arrange such an agreement and thus avoid an offset against future progress payments pending a final determination. At this preliminary stage it is impossible to predict with certainty any eventual outcome regarding this matter, however, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations.

 CVN-76 Cost and Pricing Data Submission

  In March 1995, the DCAA informed the Company that it would conduct a post-award audit of the contract to build the aircraft carrier Ronald Reagan (CVN-
76). The audit concerns the Company's submission to the U.S. Navy of current, accurate and complete data relating to labor and overhead costs submitted in connection with the proposals and negotiations relating to the CVN-76 contract. The audit is ongoing and the DCAA has not issued its audit report. In discussions with the DCAA auditors, however, the DCAA auditors have indicated to Company management that the $2.5 billion CVN-76 contract should be reduced by approximately $122 million based on an alleged submission of defective cost and pricing data.

                        NEWPORT NEWS SHIPBUILDING INC.

  In addition, in May 1996, the Company received a subpoena from the Inspector General of the Department of Defense requesting documents in connection with a joint inquiry being conducted by the Department of Defense, the Department of Justice, the U.S. Attorney's Office for the Eastern District of Virginia, and the Naval Criminal Investigative Service. Like the DCAA audit, the investigation appears to focus on whether data relating to labor and overhead costs that the Company supplied in connection with the proposals and negotiations relating to the CVN-76 contract were current, accurate and complete.

  The Government has not asserted any formal claims against the Company related to these CVN-76 contract matters. Based on the Company's present understanding of the focus of the inquiries, it is the Company's opinion that it has substantial defenses to claims that the government might potentially assert that the Company submitted cost or pricing data that was not current, accurate and complete for the CVN-76 contract. It is the Company's intention to vigorously assert these defenses in the event that the Government should assert such claims. Although the ultimate outcome cannot be predicted, based on the Company's present understanding of the claims the Government might assert, together with defenses the Company believes are available to it, management is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company.

  However, the early stage of the investigation and audit relating to the CVN-76 contract, and the uncertainties and vagaries attendant to such investigations and audits and any litigation which may ultimately arise with respect to these potential claims make it impossible to predict with certainty any eventual outcome. Construction of the Reagan (CVN-76) is scheduled for completion in 2002 and the contract represents a substantial portion of the Company's current backlog of business. Depending on the outcome of the audit and investigation, the Company could be subject, under various civil and criminal statutes, to a reduction to the CVN-76 contract price and to fines and other penalties, including the suspension or debarment from government contracting work. Any of these in substantial amounts could have a material adverse effect on the Company's financial condition and results of operations.

  Pending the ultimate resolution of the investigation and audit relating to the CVN-76 contract and to reduce the consequences of an adverse outcome, the Company has taken steps to adjust its future progress billings on the CVN-76 contract. Although these steps will reduce the Company's cash flow pending a final resolution, management believes these steps will not have a material adverse effect on the Company's financial condition or results of operations.

 Other

  As a general practice within the defense industry, the DCAA continually reviews the cost accounting practices of government contractors. In the course of those reviews, cost accounting issues are identified, discussed and settled, or resolved through legal proceedings. In addition, various government agencies may at any time be conducting various other investigations or making specific inquiries. The Company is currently engaged in discussions on several cost accounting and other matters in addition to those described above. The Company is also a party to numerous other legal proceedings relating to its business and operations. The Company believes that the outcome of these cost accounting or other matters and proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

 Significant Estimates

  In 1994 and 1995, the Company entered into fixed-price contracts (which shift the risks of construction costs that exceed the contract price to the Company) to construct four Double Eagle product tankers for affiliates of Eletson Corporation at a price of $36 million per ship. Construction of the first tanker is substantially complete; construction has begun on the second tanker; and a substantial portion of the materials needed for the

                        NEWPORT NEWS SHIPBUILDING INC.

construction of the three uncompleted tankers has been ordered. The Company presently estimates that these ships will be constructed over the period ending February, 1998. In connection with the construction of these four tankers, the Company has incurred or estimates it will incur costs of approximately $90 million in excess of the fixed contract prices. As of September 30, 1996, the full amount of these excess costs has been reserved for by a charge against income; $56.6 million in 1996 ($30.4 million in the three months ended September 30, 1996), $29.7 million in 1995 and $5.0 million in 1994. Disagreements have arisen during the course of construction as to whether the first and second ships were and are being constructed in compliance with the specifications set forth in the contracts, and the purchasers sent letters to the Company purporting to invoke the procedures set forth in the contracts for resolution of this situation and requested that the Company in the interim stop construction on the ships. The Company saw no reason to stop construction on the ships because of its confidence that the ships will be in compliance with all contract and classification society requirements. The purchasers have withdrawn both their invocation of the dispute resolution procedures under the contracts and their request that the Company cease further construction of the ships. Discussions between the Company and the purchasers to date have resulted in the resolution of a significant number of these disagreements, although some remain unresolved and are the subject of further discussions. No assurances can be given as to the effect the resolution of these remaining disagreements will have on the Company (although the Company does not believe such resolution will materially and adversely affect it) or the extent to which the remaining work on these contracts can be completed without further disagreements with the purchasers or the incurrence of additional losses in excess of current estimates. These estimates are based on the use of new robotic technology and the utilization of a different building strategy going forward. The Company believes that these factors, as well as the experience gained in the construction of the first ship, will result in a very significant reduction in the man-hours necessary to construct each of the remaining vessels. There can be no assurance that these factors will produce this result. The Company intends to review this situation at the end of each quarter and, accordingly, there can be no assurance that the estimate of costs to be incurred on these contracts will not be revised at that time based on the facts then known to the Company.

  In 1995, the Company entered into fixed price contracts with limited liability companies comprised principally of Hvide Partners, L.P. and an affiliate of Van Ommeren International BV to construct an additional five Double Eagle product tankers having a somewhat different design for the domestic Jones Act market at a current average price of $43.4 million per ship. The Company is in the process of completing its design work on these ships and expects to begin construction in the first half of 1997. These ships are scheduled for delivery in 1998. The Company presently estimates that it will break even on these ships on an aggregate basis, but there can be no assurance that the costs incurred in constructing these ships will not exceed the contract prices for them for the reasons described in the immediately preceding paragraph.

  Contracting with the U.S. Government can also result in the Company filing a Request for Equitable Adjustment ("REA") in connection with a contract. REAs represent claims against the U.S. Government for changes in the original contract specifications and resulting delays and disruption in contract performance. All major REAs filed by the Company in connection with its contracts, have been settled as of September 1996 for approximately the same amount recorded previously by the Company. Through 1995, costs of $18 million had been recognized on the Sealift REA in excess of the adjudicated REA price. Cost growth of $48 million that was not recoverable through that REA was recognized in the first nine months of 1996. Due to uncertainties inherent in the estimation process there can be no assurance that the projection of costs to be incurred will not be revised in the future. The first of two Sealift ships was delivered in August 1996. Management expects this contract to be substantially complete by the end of the first quarter of 1997.

 Litigation

  The Company is also a defendant in other matters of varying nature. In the opinion of management, the outcome of these proceedings should not have a material adverse effect on the financial position or results of operations of the Company.

                        NEWPORT NEWS SHIPBUILDING INC.

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONCLUDED)


4. FINANCING

  In connection with the Transaction and to provide for working capital needs. NNS entered into a $415 million secured credit facility (the "Senior Credit Facility") effective November 7, 1996 comprised of a $200 million six-year amortizing term loan (the "Term Loan") and a $215 million six-year revolving credit facility (the "Revolving Credit Facility"), of which $125 million may be used for advances and letters of credit and $90 million may be used for standby letters of credit. NNS also intends to issue Notes (as defined below) in the amount of $400 million.

  The Company expects to utilize the proceeds of the Notes and Term Loan and borrowings of $14 million under the Revolving Credit Facility to distribute
(i) $600 million as a dividend to Tenneco or one or more of its subsidiaries for use in retiring certain Tenneco consolidated debt and (ii) $14 million in payment of certain fees and expenses incurred in connection with the Senior Credit Facility and the Notes.

  The Term Loan will amortize in 24 quarterly installments, commencing March 31, 1997, with an annual aggregate payment amount of $27.5 million in each of 1997 through 2001, and $62.5 million in 2002. Borrowings under the Senior Credit Facility are to be secured by perfected liens on substantially all of the Company's assets. After January 1, 1998, the security interest in the collateral will be released if the Company meets certain specific financial and other conditions.

  Interest on borrowings under the Senior Credit Facility accrues at a floating rate based on either LIBOR or a base rate. The Senior Credit Facility contains customary representations and warranties and financial and other standard covenants, including minimum net worth, total debt to EBITDA and EBITDA less capital expenditures to interest expense. The Senior Credit Facility also provides for limitations on debt and dividend levels and specifies mandatory prepayments (with certain agreed-upon exceptions), including 100% of the net proceeds from debt issuance, 50% of the net proceeds from equity issuance and 100% of the net proceeds from asset sales.

  The Notes will consist of $200 million of Senior Notes due 2006 and $200 million of Senior Subordinated Notes due 2006. Interest on the Notes is payable semiannually. The Notes will be redeemable under certain circumstances. The Senior Credit Facility places restrictions, subject to certain exceptions, upon the right of NNS to declare and pay dividends and make certain similar or related kinds of payments, including a cap of (i) $10,000,000 plus (ii) 10% of consolidated net income (or minus 100% of consolidated net loss) calculated for the period from the closing date under the Senior Credit Facility through the end of the most recent fiscal quarter for NNS and its subsidiaries (which for purposes of this calculation is treated as a single accounting period). Additionally, the indentures for the Notes, subject to certain exceptions, generally restrict the right of NNS and its subsidiaries to declare and pay dividends and certain similar or related kinds of payments. These restrictions may materially limit the right of NNS to declare and pay dividends on the NNS Common Stock.

  NNS' obligations under the Notes and Senior Credit Facility are guaranteed by Newport News. Certain other subsidiaries of NNS are presently excluded as guarantors, but are subject to becoming guarantors in the future under certain conditions, pursuant to the indentures for the Notes and the agreements for the Senior Credit Facility.

                        NEWPORT NEWS SHIPBUILDING INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

  The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing maintenance for other U.S. Navy vessels through work in overhauling, lifecycle engineering and repair. The U.S. Navy accounted for approximately 94% and 97% of the Company's net sales for the nine months ended September 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                     1996  1995
                                                                     ----- -----
                                                                     (MILLIONS)
      Net sales..................................................... $ 522 $ 445
      Operating earnings............................................    36    35

  Third quarter 1996 operating earnings increased $1 million over the prior year third quarter due to higher volume and productivity improvements on the Eisenhower overhaul, partially offset by lower submarine construction earnings due to the conclusion of the Los Angeles class program and lower margins on commercial and conversion work. The third quarter 1996 results included a charge of $31 million to cover estimated contract losses related to construction of commercial product tankers compared with a $14 million charge recorded in the year ago period.

  Net sales for the 1996 third quarter increased $77 million to $522 million compared with the 1995 period primarily due to increased activity on carrier construction and the Eisenhower overhaul, partially offset by lower submarine and conversion program revenues. Construction activity on the Los Angeles-class submarines was completed in August 1996 with the delivery of Cheyenne.

  The Company's backlog was $3.7 billion at September 30, 1996, substantially all of which is U.S. Navy-related. The backlog at September 30, 1995 was $4.9 billion.

  The backlog at September 30, 1996 included two Nimitz-class aircraft carriers (Harry S. Truman and Ronald Reagan), surface ship overhaul contracts and contracts to construct nine "Double Eagle" product tankers. In addition, Newport News has ongoing engineering contracts related to submarine and carrier work. Subject to receipt of new orders, this backlog will decline as the remaining aircraft carriers are delivered in 1998 and 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                    1996   1995
                                                                   ------ ------
                                                                    (MILLIONS)
      Net sales................................................... $1,437 $1,290
      Operating earnings..........................................    117    125

  The Company reported operating earnings of $117 million in the first nine months of 1996 compared with $125 million in the 1995 period. Net sales were $1,437 million for the nine months of 1996 compared with

$1,290 million in the year ago period. Net sales increased due to higher volumes on carrier construction and the Eisenhower overhaul, partially offset by lower activity on conversion work and submarine construction. Operating earnings declined due to additional costs of $30 million associated with conversion work in the first nine months of 1996 compared to the prior year and $57 million of higher than expected costs associated with the production of commercial product tankers, an increase of $42 million over the comparable prior year period. These reductions were partially offset by increased activity on the Eisenhower overhaul and productivity improvements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

  The following table reflects the summarized components of the Company's cash flow for the periods indicated:

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                                --------------
                                                                 1996    1995
                                                                ------  ------
                                                                (IN MILLIONS)
      Net cash provided (used) by operating activities.........   $  4    $(10)
      Capital expenditures.....................................    (55)    (43)
      Other investing cash flows...............................    (11)    --
                                                                ------  ------
      Subtotal.................................................    (62)    (53)
      Cash transfers from Tenneco..............................     61      52
                                                                ------  ------
      Net cash flow after transactions with Tenneco............ $   (1) $   (1)
                                                                ======  ======

OPERATING CASH FLOWS

  The $14 million increase in comparative cash flows from operating activities for the respective nine month periods ended September 30, 1996 and 1995 is due to several factors, some offsetting. These factors include less contracts in process build-up and a lower level of payments to Tenneco, offset by increased levels of accounts receivable, higher taxes currently payable and lower operating earnings. The lower contracts in process build-up coupled with the increase of accounts receivable is essentially offsetting and is a result of normal timing differences in the submission of billings, as well as the settlement and billing of a request for equitable adjustment in 1996. The lower level of payments to Tenneco in 1996 is due to the higher payments for taxes in 1995. Increased taxes currently payable relate to the delivery of submarines and the level of progress on aircraft carrier construction.

CAPITAL EXPENDITURES

  The $12 million increase in capital expenditures for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995 is attributable to ongoing capital improvement programs. The capital improvement programs consist principally of three separate projects: (i) the development of a state-of-the-art automated steel cutting and fabrication facility; (ii) the extension of a dry dock facility; and (iii) the construction of the Carrier Refueling Complex. The Company expects to fund its planned capital expenditures with cash flows generated from its operations.

OTHER INVESTING CASH FLOWS

  The 1996 investing activity relates to a $11 million investment for a 49% ownership interest in a limited partnership, $3 million of which was invested in the third quarter of 1996.

SOURCES OF CAPITAL SUBSEQUENT TO THE SHIPBUILDING DISTRIBUTION

  To provide for working capital needs, the Company entered into a $215 million six-year revolving credit facility effective November 7, 1996 as part of a secured senior credit facility, of which $125 million may be used for advances and letters of credit and $90 million may be used for standby letters of credit; see Note 4, "Financing," for additional discussion.

DEBT AND INTEREST ALLOCATION

  Tenneco's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and centrally manage various cash functions. Consequently, corporate debt of Tenneco and its related interest expense has been allocated to the Company based on the portion of Tenneco's investment in the Company which is deemed to be debt, generally based upon the ratio of the Company's net assets to Tenneco consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt. The Company has also been allocated tax benefits approximating 35% of the allocated pre-tax interest expense. Although interest expense, and the related tax effects, have been allocated to the Company for financial reporting on a historical basis, the Company has not been billed for these amounts. The changes in allocated corporate debt and the after-tax allocated interest have been included as a component of the Company's combined equity. Although management believes that the historical allocation of corporate debt and interest is reasonable, it is not necessarily indicative of the Company's debt upon completion of the debt realignment nor debt and interest that will be incurred by the Company as a separate public entity. Further, management believes that the Company's interest rate and, therefore, interest expense as a separate entity will be higher initially.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projects," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled." When a forward-looking statement includes a statement of the assumptions or basis underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

  Factors that might cause such a difference include: (a) the general political, economic and competitive conditions in the United States and other markets where the Company operates; (b) initiatives to reduce the federal budget deficit and reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; (d) unanticipated events affecting delivery or production schedules, and designs and manufacturing processes, thus impairing the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits of such reductions; (e) changes in capital availability or costs, such as changes in interest rates, market perceptions of the industry in which the Company operates, or security ratings; (f) employee workforce factors, including issues relating to collective bargaining agreements or work stoppages; and (g) authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  Reference is made to Note 3, "Commitments and Contingencies" herein, which is incorporated in this Item 1 by reference.

ITEM 5. OTHER INFORMATION.

  The Company's Registration Statement on Form 10 became effective on November 6, 1996. Reference is made to Note 2, "The Shipbuilding Distribution" herein, which is incorporated in this Item 5 by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27  Financial Data Schedule

  No reports on Form 8-K were filed by the Company during the quarter for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Newport News Shipbuilding Inc.

                                                     David J. Anderson
                                          By___________________________________

                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: November 14, 1996