Form 10-K405
period 1996-12-31
NEWPORT NEWS SHIPBUILDING INC
filed 1997-03-28
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the transition period from               to

                         COMMISSION FILE NUMBER 1-12385


                         NEWPORT NEWS SHIPBUILDING INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                     74-1541566
--------                                                     ----------
STATE OR OTHER JURISDICTION OF                               IRS EMPLOYER
INCORPORATION OR ORGANIZATION                                IDENTIFICATION NO.

4101 WASHINGTON AVENUE, NEWPORT NEWS, VIRGINIA               23607
----------------------------------------------               -----
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                       ZIP CODE

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (757) 380-2000
                                                           --------------
                           -------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
-------------------                                     -----------------------
COMMON STOCK, $0.01 PAR VALUE                           NEW YORK STOCK EXCHANGE
(AND ASSOCIATED PREFERRED STOCK PURCHASE RIGHTS)        CHICAGO STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $526,930,841 at March 10, 1997.

34,601,227 shares of the registrant's Common Stock were outstanding at March 10, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 16, 1997.

                                     PART I

ITEM 1.  BUSINESS

The Company is the largest non-government-owned shipyard in the United States, as measured by each of revenues, size of facilities and number of employees. Its primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The
Company believes it currently is: (i) the only shipyard capable of building the Navy's nuclear-powered aircraft carriers, (ii) the only non-government-owned shipyard capable of refueling and overhauling the Navy's nuclear-powered aircraft carriers, and (iii) one of only two shipyards capable of building nuclear-powered submarines. Since its inception in 1886, the Company has developed a preeminent reputation through the construction of 264 naval ships and 542 commercial vessels.

Aircraft carrier and submarine construction contracts with the U.S. Navy have generated the majority of the Company's revenues. Overall, the Company's core U.S. Navy business accounted for approximately 94%, 97%, and 97% of the Company's revenues for 1996, 1995, and 1994, respectively. Newport News has built nine of the 12 active aircraft carriers in the U.S. fleet, including all eight nuclear-powered aircraft carriers. For the last 35 years, Newport News has been the sole designer and builder of the U.S. Navy's aircraft carriers.

On December 11, 1996, in connection with a corporate reorganization, the Company's former parent and its subsidiaries undertook and completed various intercompany transfers and distributions designed to restructure, divide and separate their then existing businesses, assets, liabilities and operations so that, among other things, the shipbuilding business of the Company's former parent ("Shipbuilding Business") would be owned by the Company. The former parent subsequently distributed (the "spinoff") pro rata to holders of the parent company's common stock all of the outstanding common stock of the Company.

Unless the context otherwise requires, as used herein, the term "Company" refers: (i) for periods prior to the spinoff to Newport News Shipbuilding and Dry Dock Company ("Newport News"), a Virginia corporation, and certain other subsidiaries through which the former parent conducted its Shipbuilding Business during such periods, and (ii) for periods after the spinoff, to Newport News Shipbuilding Inc. ("NNS") , a Delaware corporation, and its consolidated subsidiaries, including Newport News.

For a summary of the Company's revenues and operating earnings by classes of products and services, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSTRUCTION

The Company's primary activity is constructing ships, with approximately 55%, 63%, and 65% of revenues for the years ended December 31, 1996, 1995, and 1994, respectively, being generated from construction work. In recent history, the Company has principally been engaged in constructing aircraft carriers and submarines for the U.S. Navy, but the Company's current objective is to selectively add to its core business in related markets such as U.S. Navy non-nuclear surface ship construction, selected commercial opportunities, and foreign military sales.

Currently, the Company is constructing two NIMITZ-class nuclear-powered aircraft carriers, HARRY S. TRUMAN and RONALD REAGAN, which are scheduled for delivery in 1998 and 2002, respectively. A contract for an additional NIMITZ-class aircraft carrier, the last in its class, is anticipated to be awarded in or before 2002, for delivery in 2009.

The Company is currently performing design concept studies for the next generation of aircraft carriers to follow the NIMITZ-class. The first carrier in this new class, the CVX-78, is expected to be awarded in 2006. Because of its past experience in manufacturing aircraft carriers, and the lack of direct competitors, the Company believes it is in a strong competitive position to be awarded these contracts, although no assurances can be given that it will receive any award, that the project will not be delayed, or that the project will be funded by Congress.

The Company is also one of two U.S. manufacturers of nuclear-powered submarines. The Company has constructed 53 nuclear-powered submarines, including 39 attack submarines and 14 of the larger, fleet ballistic missile submarines. The final LOS ANGELES-class submarine was delivered on August 15, 1996. The Company's bid to be one of two builders of the U.S. Navy's new nuclear attack submarine ("NSSN"), the class of submarines following the SEAWOLF, was affirmed during the first quarter of 1996, when legislation directing the second and fourth NSSNs to the Company became law.

At the urging of the Navy, the Company and Electric Boat Corporation, a wholly-owned subsidiary of General Dynamics Corporation, reached an agreement in February 1997 to cooperatively build the four NSSNs included in the President's defense budget, as well as future procurements of NSSNs. The teaming agreement calls for each company to construct certain portions of each submarine, with final assembly, testing, outfitting, and delivery alternating between the two yards. Electric Boat will act as the prime contractor under the agreement. This arrangement will require an alteration to existing law, contained in last year's Defense Authorization Act, which directs independent submarine construction by the two companies. The Company estimates that the NSSN program could total up to 30 submarines, although no assurances can be given as to the number of NSSNs that ultimately will be procured and built by the Company, either alone or in cooperation with Electric Boat.

The Company is also completing the complex conversion of the second of two container ships to roll- on, roll-off heavy armored vehicle SEALIFT transportation ships for the U.S. Navy. The first ship was delivered in August 1996 and the second ship is scheduled to be delivered during the second quarter of 1997.

As part of its strategy to selectively add to its core Navy business, the Company has pursued orders for products and services from commercial customers. In 1994 and 1995, the Company entered into fixed price contracts to construct a total of nine DOUBLE EAGLE product tankers. Six of these double-hull tankers are intended to serve the domestic Jones Act (consisting of the Merchant Marine Act of 1920, as amended, and the Shipping Act of 1916, as amended) market currently served by single-hull product carriers whose retirement is mandated by the Oil Pollution Act of 1990 (the "OPA 90"). The OPA 90 requires, among other things, that existing single-hull ships must be retired from domestic transportation of petroleum products between 1995 and 2015 unless retrofitted with double hulls.

Several U.S. allies overseas have embarked or plan to embark on navy modernization programs. Most of these programs anticipate the purchase of one or more frigate-size ships. The Company has designed a flexible, multi-mission frigate called the FF-21 and has submitted bids for the construction of these ships to the United Arab Emirates and Kuwait, and is in the process of developing bids for Norway and the Philippines. A number of international companies compete for these revenues, and this market would represent a new market for the Company.

OVERHAUL AND REPAIR

The Company provides ongoing maintenance for the U.S. Navy's vessels through overhaul, refueling and repair work. The Company possesses unique expertise in servicing nuclear naval systems, and believes it is the only non-government-owned shipyard presently capable of refueling nuclear-powered aircraft carriers. The Company has had a leading share of the market in aircraft carrier refueling and overhauls.

Aircraft carrier work is generally assigned by the U.S. Navy based on the type of work, location, and cost. The Company finished overhauling and refueling USS ENTERPRISE in 1994 and the overhaul and repair of USS DWIGHT D. EISENHOWER in early 1997. The Company also completes "Post Shake-Down Availabilities" on carriers and submarines, consisting of repairs and maintenance after original delivery of the vessel to the Navy.

The Company diversified its overhaul work in 1994 with its first contract to overhaul a guided missile destroyer, USS THORN. The Company has completed a series of destroyer repair jobs since that time. In the first quarter of 1997, the Company completed its first overhaul of an Aegis radar-equipped ship, USS MONTEREY.

ENGINEERING

The Company provides engineering planning and design services primarily to the U.S. Navy. The Company maintains a stable level of funded engineering support services for the U.S. Navy, which include new aircraft carrier research and development, the reactor plant planning yard, aircraft carrier engineering support, and training and logistics. The Company is a leader in aircraft carrier design, performing a majority of the ship integration and related design development work of the Naval Sea Systems Command ("NAVSEA"). Navy shipyards, however, are typically assigned the design contracts for the non-nuclear portions of the aircraft carriers. The Company has been able to apply its engineering capabilities in a variety of projects for the U.S. Navy, including being the lead design yard for the LOS ANGELES- and SEAWOLF-class submarines.

GOVERNMENT CONTRACTING

The Company's principal U.S. Government business is currently performed under fixed price ("FP"), fixed price plus incentive fee ("FPIF"), cost plus incentive fee ("CPIF"), and cost plus fixed fee ("CPFF") contracts. The risk to the Company of not being reimbursed for its costs varies with the type of contract. Under FP contracts, the contractor retains all cost savings on completed contracts, but is liable for the full amount of all expenditures in excess of the contract price. FPIF contracts, on the other hand, provide for cost sharing between the U.S. Government and the contractor. The contractor's fee is increased or decreased according to a formula set forth in the contract, which generally compares the amount of costs incurred to the contract target cost. The Government is liable for all allowable costs up to a ceiling price. Under CPIF contracts, the contractor's profit is determined by a contractually specified formula, which essentially compares allowable incurred costs to the contract target cost. Under CPFF contracts, with few exceptions, the fee is the same without regard to the amount of cost incurred. The Company currently constructs aircraft carriers pursuant to FPIF contracts, but it performs work for the U.S. Government under all of the types of contracts described above.

Contracting with the U.S. Government can also result in the Company filing a Request for Equitable Adjustment ("REA") in connection with a contract. REAs represent claims against the U.S. Government for changes in the original contract specifications and resulting delays and disruption in contract performance.

The U.S. Government has the right to suspend or debar a contractor from government contracting for violations of certain statutes or government procurement regulations. The U.S. Government may also unilaterally terminate contracts at its convenience with compensation for work completed.

COMPETITION

In the Company's opinion, the number of programs currently planned by the U.S. Navy over the next several years will increase competitive pressures among the U.S. shipyards presently engaged in ship construction. The reduced level of shipbuilding activity by the U.S. Navy during the past decade has resulted in significant workforce reductions in the industry, but almost no other significant consolidations. The general result has been fewer contracts awarded to the same fixed number of large shipyards.

The Company believes one government-owned U.S. West Coast shipyard could refuel nuclear-powered carriers if it made substantial investments in its facilities and personnel training. One government-owned U.S. East Coast shipyard is presently involved in nuclear refueling, overhauling and de-activating LOS ANGELES-class submarines. With respect to the market for U.S. military contracts for other types of vessels, there are principally six major private U.S. shipyards, including the Company, that compete for contracts to construct, overhaul or convert other types of surface combatant vessels. The Company is also directly dependent upon the allocation of defense monies to the U.S. Navy.

With respect to the domestic commercial shipbuilding market, the Jones Act currently requires that all vessels transporting products between U.S. ports be constructed by U.S. shipyards. There are approximately 16 private U.S. shipyards that can accommodate the construction of vessels up to 400 feet in length, five of which the Company considers to be its direct competitors for commercial contracts. With respect to the international commercial shipbuilding market, a current overcapacity of suppliers worldwide has favored buyers and hindered the profitability of shipyards. While the percentage of the Company's total business for commercial shipbuilding could increase, the U.S. Navy has historically been and for the foreseeable future is expected to continue to be the Company's primary customer.

REGULATION

The Company is subject to stringent environmental laws and regulations in all jurisdictions in which it operates. Management of the Company believes that the Company is in substantial compliance with all applicable environmental laws and regulations. Historically, environmental compliance costs incurred by the Company have not been material. Like all of its U.S. competitors, the Company will be required to upgrade its air emission control facilities pursuant to recently drafted regulations under the Clean Air Act Amendments of 1990. These regulations call for a phased-in compliance program so that the Company will spread its costs over the years from 1997 through 2000. Although there can be no assurances, management does not believe that future environmental compliance costs will have a material adverse effect on the Company's financial condition or results of operations.

The Nuclear Regulatory Commission, the Department of Energy and the Department of Defense regulate and control various matters relating to nuclear materials handled by the Company. Subject to certain requirements and limitations, the Company's government contracts generally provide for indemnity by the U.S. Government for any loss arising out of or resulting from certain nuclear risks. (See also "Government Contracting" on page 3.)

BACKLOG

The Company's firm backlog at December 31, 1996 and 1995 was $3.5 billion and $4.6 billion, respectively. Backlog levels can change and U.S. Government contracts can be unilaterally terminated at the convenience of the U.S. Government at any time with compensation for work completed. More than 90% of the Company's backlog at December 31, 1996 continued to be U.S. Navy-related. The portion of 1996's backlog expected to remain at December 31, 1997 is $2.2 billion.

MATERIALS AND SUPPLIES

All major materials, parts, and components for the Company's products are currently available in adequate supply from domestic and foreign sources. Through the cost escalation provisions contained in some of its U.S. Government contracts, the Company is generally protected from increases in its materials costs to the extent that the increases in the Company's costs are in line with industry indices. In connection with its government contracts, the Company is required to procure certain materials and component parts from supply sources approved by the U.S. Government. The Company has not generally been dependent upon any one supply source; however, due largely to the consolidation of the defense industry, there are currently several components for which there is only one supplier. The Company believes that these sole source suppliers as well as its overall supplier base are adequate to meet its foreseeable future needs.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operating costs and expenses as incurred. The amounts charged during the years ended December 31, 1996, 1995, and 1994 were $42 million, $20 million and $14 million, respectively. Under current regulations, research and development costs can be charged to the U.S. Government as allowable overhead allocated across all of the Company's contracts. The actual amount of research and development costs allowed to pass through U.S. Navy contracts is reviewed annually. Research and development costs can also be directly funded by the U.S. Government through specific contracts. These contracts produce quantifiable deliverables for the U.S. Navy, for example, certain research and development projects on aircraft carriers. Research and development costs incurred under specific customer contracts during the years ended December 31, 1996, 1995, and 1994 were $25 million, $27 million, and $32 million, respectively.

EMPLOYEES

At the end of 1996, the Company had approximately 18,000 employees, of whom approximately 60% were covered by collective bargaining agreements with various unions. The Company has entered into four collective bargaining agreements covering all of the Company's approximately 10,400 hourly employees. The agreement with the United Steelworkers of America covers approximately 10,100 employees and expires April 4, 1999. The other agreements cover approximately 300 employees and expire by 2001. Although the Company believes that its relationships with these unions are good, there can be no assurance that the Company will not experience labor disruptions associated with the collective bargaining agreements.

CAUTIONARY STATEMENT OF PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


This Annual Report on Form 10-K contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms and phrases as "intends," "estimates," "expects," "projects," "anticipates," "should," "believes" and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in this Item 1 and Notes 10, 11, and 12 to the Company's Financial Statements, and (ii) the following factors: (a) general political, economic and competitive conditions; (b) initiatives to reduce the federal budget deficit and reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, thus impairing the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.

ITEM 2.  PROPERTIES

The Company's principal facilities are located in Newport News, Virginia on approximately 550 acres owned by the Company at the mouth of the James River. Its facilities include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, a module outfitting facility, and various other shops. Dry Dock 12 is the largest in the Western Hemisphere, and has recently been extended to 662 meters. Dry Dock 12 is serviced by a 900 metric ton capacity gantry crane that spans the dry dock and work platen. The majority of these facilities are pledged as collateral under terms of the Company's outstanding long-term debt agreements (See Note 7 to the Financial Statements of the Company). The Company believes that substantially all of its productive assets are, in general, well maintained, in good operating condition, considered adequate for present needs and, as supplemented by planned construction, are expected to remain adequate for the near future.

ITEM 3.  LEGAL PROCEEDINGS

The information in Note 12-"Commitments and Contingencies - Government Contracting and - Significant Estimates" to the Financial Statements appearing on pages 33 through 34 of this Annual Report on Form 10-K is incorporated herein by reference in response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to consents dated October 14, 1996, October 31, 1996, November 30, 1996, and December 11, 1996, the Company's parent company and sole stockholder at the time, approved, among other things, the following matters: (i) the election of Messers. Fricks, Sisco and Mead as the sole Directors of the Company; (ii) the transfer of $600,000,000 to NNS Delaware Management Company, a wholly owned subsidiary of the Company, as a contribution to capital; (iii) a cash dividend on December 11, 1996 to its former parent in the amount of $600,000,000; (iv) distribution of all shares of capital stock of two subsidiaries owned by the Company; (v) the adoption of certain employee benefit plans of the Company; (vi) the authorization of actions necessary to consummate the Agreement and Plan of Merger, the Distribution Agreement, and the Debt and Cash Allocation Agreement in connection with the spinoff; (vii) the adoption of the Restated Certificate of Incorporation and the Amended and Restated By-laws of the Company; (viii) the distribution of Common Stock, par value $0.01 per share, of the Company; and (ix) certain other former parent company reorganization transactions and matters related to the spinoff.

ITEM 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to executive officers of the Company, set forth in Item 10 of this Annual Report on Form 10K, is hereby incorporated in this Item 4.1 by reference.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock, par value $.01 per share (the "Common Stock"), of the Company is listed on the New York and Chicago Stock Exchanges. Options in the Company's stock are traded on the American Stock Exchange.

The high and low sale prices of Common Stock from the inception of trading on December 12, 1996, on the New York Stock Exchange Composite Transactions Tape, through December 31, 1996, were $17 and $13 7/8, respectively. No dividends were paid on the Common Stock during 1996. There were approximately 71,000 record holders of Common Stock as of March 10, 1997.

The Company's long-term debt obligations contain certain customary restrictive covenants, including a limitation on the payment of dividends. (See Note 7 to the Financial Statements of the Company.)

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------------------
                                                               1996(A)       1995(A)       1994(A)        1993           1992
                                                              ---------     ---------     ---------     ---------     ---------
MILLIONS, EXCEPT PER SHARE DATA
STATEMENTS OF EARNINGS DATA:
Revenues....................................................  $   1,870     $   1,756     $   1,753     $   1,861     $   2,265
                                                              =========     =========     =========     =========     =========

Net income from continuing operations.......................  $      55     $      73     $      91     $     111     $      50
                                                              =========     =========     =========     =========     =========

Net income from continuing operations per common share (b)..  $    1.60           N/A           N/A           N/A           N/A
                                                              =========     =========     =========     =========     =========

BALANCE SHEET DATA:
Total assets................................................  $   1,489     $   1,380     $   1,263     $   1,235     $   1,450
                                                              =========     =========     =========     =========     =========

Long-term obligations (c)...................................  $     596     $     292     $     287     $     423     $     761
                                                              =========     =========     =========     =========     =========

(a) For a discussion of significant items affecting comparability of the financial information as of and for the years ended December 31, 1996, 1995, and 1994, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) Net income from continuing operations per common share is based on net income from continuing operations divided by the weighted average number of common shares outstanding for the period from December 12, 1996 through December 31, 1996 (34,297,451 shares). Since the Company was a wholly-owned subsidiary prior to the spinoff, there are no comparable results for prior periods.

(c) Amounts prior to 1996 represent debt allocated to the Company from its former parent (See Note 3 - "Transactions With Former Parent Company, Corporate Debt and Interest Allocation" to the Financial Statements of the Company). Historical amounts for 1996 represent obligations incurred by the Company as a separate public entity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the results of operations and financial condition of the Company should be read in conjunction with the Financial Statements and related notes contained herein.

The U.S. Navy accounted for approximately 94% of the Company's revenues in 1996, and 97% in both 1995 and 1994. The Company's principal U.S. Navy business is currently being performed under fixed price or fixed price incentive contracts, which wholly or partially shift the risk of construction costs that exceed the contract target cost to the Company. The accompanying table summarizes the percentage of revenues by contract type.


                                                                                      FOR THE YEAR ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------------------
CONTRACT TYPE                                                                          1996          1995           1994
-----------------------------------------------------------------------------------------------------------------------------------
Fixed Price.........................................................                     64%           75%            75%
Cost-Based..........................................................                     36            25             25
                                                                                   --------      --------       --------

Total...............................................................                    100%          100%           100%
                                                                                   ========      ========       ========

The Company reports revenues and profits on its long-term contracts using the percentage-of-completion method of accounting, determined on the basis of incurred costs to estimated final total costs. Losses on contracts are reported when first estimated. The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract prices and costs. The effect of revisions to estimates is included in earnings in the period the revisions are made.

1996 COMPARED TO 1995


RESULTS OF OPERATIONS


                                                                                                  FOR THE YEAR ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                            1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
MILLIONS
Construction........................................................................              $   1,029          $   1,107
Overhaul and Repair.................................................................                    625                414
Engineering.........................................................................                    194                202
Related Businesses & Other..........................................................                     22                 33
                                                                                                  ---------            -------

Total...............................................................................              $   1,870          $   1,756
                                                                                                  =========          =========

The Company's revenues increased 6.5% during 1996, growing to $1.87 billion from $1.76 billion in 1995. The higher revenue level, as detailed in the following discussion of operations, is driven by Overhaul and Repair.

CONSTRUCTION - The $78 million decrease in Construction revenues in 1996 is due to the delivery of the aircraft carrier STENNIS in late 1995, the decline in LOS ANGELES-class submarine production attendant with the completion of that program in 1996, and lower levels of activity on SEALIFT conversions. These decreases are partially offset by increased construction activity on the aircraft carriers TRUMAN and REAGAN as well as DOUBLE EAGLE product tankers.

OVERHAUL AND REPAIR - The $211 million increase in Overhaul and Repair revenues in 1996 is primarily attributable to the aircraft carrier EISENHOWER. Revenues generated by the EISENHOWER overhaul were up due to (i) the ship being in the yard for the full year (versus six months in 1995), and (ii) the period of performance being compressed from 24 to 18 months.

ENGINEERING - Engineering revenues were marginally lower in 1996, declining to $194 million from $202 million in 1995. Requirements for SEAWOLF and LOS ANGELES-class submarine design work have declined due to the maturity of the production programs for these submarines.

RELATED BUSINESSES & OTHER - Revenues from Related Businesses & Other declined by $11 million in 1996. The higher level of activity in 1995 was due to a variety of nonrecurring jobs for miscellaneous services.


                                                                                            FOR THE YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------------
OPERATING EARNINGS                                                                             1996                1995
---------------------------------------------------------------------------------------------------------------------------------

MILLIONS
Construction........................................................................         $   44              $   95
Overhaul and Repair.................................................................             88                  45
Engineering.........................................................................             13                  13
Related Businesses & Other..........................................................            (5)                   7
                                                                                             ------              ------

Total...............................................................................         $  140              $  160
                                                                                             ======              ======

Operating earnings of $140 million in 1996 represent a 12.5% decline from 1995's level of $160 million. This decline in earnings is primarily attributable to losses recognized in Construction, offset by improved performance in Overhaul and Repair.

CONSTRUCTION - The $51 million decrease in operating earnings on Construction work in 1996 relates to (i) the delivery of the carrier STENNIS in late 1995, and (ii) increases in loss accruals for commercial product tanker construction and SEALIFT conversions (See Note 12 to the Financial Statements of the Company). The decreases in operating earnings for the period are partially offset by (i) increased activity and productivity improvements on the aircraft carriers REAGAN and TRUMAN, and (ii) the favorable settlement of contract change orders on delivered submarines.

OVERHAUL AND REPAIR - The $43 million increase in operating earnings for Overhaul and Repair work in 1996 is a result of (i) higher volume on EISENHOWER,
(ii) increased activity on carrier overhaul planning work, and (iii) increased margins on submarine, carrier, and non-nuclear surface ship overhaul and repair work.

ENGINEERING - Operating earnings from Engineering work remained stable, as 1996 earnings contributions matched those reported in 1995.

RELATED BUSINESSES & OTHER - The decrease in operating earnings in 1996 is primarily the result of the recognition of certain professional and administrative costs associated with NNS becoming an independent company.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                             FOR THE YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS                                                                                        1996             1995
---------------------------------------------------------------------------------------------------------------------------------

MILLIONS
Net cash (used) provided by operating activities....................................            $ (75)          $  63
Capital expenditures................................................................              (74)            (77)
Other investing cash flows..........................................................              (25)            (10)
                                                                                                ------          ------

Subtotal............................................................................             (174)            (24)
Financing activities................................................................              173              25
                                                                                                ------          ------

Net increase (decrease) in cash and cash equivalents................................            $  (1)          $   1
                                                                                                ======          ======

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES - The $138 million decrease in 1996's comparative cash flows from operating activities is due to lower operating earnings and an increased investment in working capital. The lower operating earnings are attributable to the factors discussed above in "1996 Compared to 1995 - Results of Operations, Operating Earnings." The increase in working capital is caused by normal timing fluctuations in billings and collections. Additionally, prices on certain commercial construction contracts are not billable until delivery, and as such, attendant working capital costs incurred throughout the year were not billable during 1996.

CAPITAL EXPENDITURES - Capital expenditures in 1996 remained relatively level with 1995 and reflect the Company's continuing investment in a strategic capital improvement program consisting principally of three separate projects:
(i) development of a state-of-the-art automated steel cutting and fabrication facility; (ii) extension of a dry dock facility; and (iii) construction of the Consolidated Refueling Facility. The automated steel cutting and fabrication facility, which is fully functional, should directly support the Company's goal of reducing its production cost structure. The extension of the dry dock facility was completed in June 1996 and allows for concurrent, multiple-ship construction within the same dry dock. This improvement is expected to enable construction resources to be utilized on multiple projects. Lastly, the Consolidated Refueling Facility was completed in July 1996. This cost-efficient facility is strategically located next to the dry docks used to refuel nuclear-powered ships.

OTHER INVESTING CASH FLOWS - Other investing cash flow activities in 1996 and 1995 include for each year a $9.6 million investment representing the Company's 40% equity interest in the Abu Dhabi Ship Building Company. The remaining 1996 activity consists of a $15 million investment in a vessel-owning limited partnership with a U.S. shipping firm. A former subsidiary of Newport News, NNS Tanker Holding Corporation, now a subsidiary of NNS, has a 49% ownership interest in this partnership.

FINANCING ACTIVITIES - The Company received from its former parent, on a net basis, $149 million in 1996 and $25 million in 1995 to finance operating cash flow needs and cover costs of its capital improvement program. (See Note 3 to the Financial Statements of the Company). Additionally, $24 million was borrowed under the Company's credit facility (See "Capital Requirements and Resources" below) for working capital needs at 1996 year-end. The Company also received $600 million in long-term debt proceeds during 1996, which were used to pay a dividend to its former parent in conjunction with the spinoff. (See Note 7 to the Financial Statements of the Company).

CAPITAL REQUIREMENTS AND RESOURCES - The Company requires that adequate working capital be available at all times. While construction and conversion contracts provide for progress payments, they generally require extensive investment in contracts-in-process because of contract progress payment retentions and change orders. Retentions, generally due upon completion or acceptance of the contracted work, amounted to $57 million as of December 31, 1996. Change orders, which make up an appreciable portion of the Company's work, sometimes require long periods of negotiation during which time the expended funds are not available for other uses.

The Company estimates that expenditures aggregating approximately $33 million will be required after December 31, 1996, to complete planned projects for which substantial commitments have been made. The Company also believes it will be required to make tax payments in the range of $100 million to $124 million in 1998 upon completion of the STENNIS-TRUMAN aircraft carrier contract.

On November 4, 1996, the Company entered into a $415 million Credit Agreement which includes a $215 million six-year Revolving Credit Facility, of which $125 million may be used for advances and letters of credit and $90 million may be used for standby letters of credit. This Agreement contains customary restrictive covenants which could affect borrowing capacity under the credit facility. As of December 31, 1996 the Company had used $24 million of the credit facility. (See Note 7 to the Financial Statements of the Company.)

Management believes that capital requirements as described above for its overall operations, payment of dividends, taxes, and debt service can be met by existing cash, internally generated funds, and the Revolving Credit Facility.

INTEREST AND INCOME TAXES

Corporate debt of the Company's former parent and its related interest expense were allocated to NNS based upon the ratio of the Company's net assets to the parent's consolidated net assets plus debt. As an independent company, NNS' weighted average cost of debt is higher than the historical allocations. As a result, interest expense as a separate entity will initially be higher.

The effective tax rates for 1996 and 1995 were approximately 46% and 44%, respectively. The difference between the Company's effective tax rate in these periods compared to the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

CHANGES IN ACCOUNTING PRINCIPLES

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and FAS No. 123, "Accounting for Stock-Based Compensation," in 1996. The adoption of these new standards did not have any impact on the Company's financial position or results of operations.

1995 COMPARED TO 1994

RESULTS OF OPERATIONS

                                                                                                  FOR THE YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                            1995                1994
---------------------------------------------------------------------------------------------------------------------------------
MILLIONS
Construction........................................................................              $1,107              $1,144
Overhaul and Repair.................................................................                 414                 383
Engineering.........................................................................                 202                 204
Related Businesses & Other..........................................................                  33                  22
                                                                                                  ------              ------

Total...............................................................................              $1,756              $1,753
                                                                                                  ======              ======

Revenues in 1995 remained flat in comparison with prior year performance. As detailed below, a nominal reduction in Construction revenues was offset by increased volume in the Overhaul and Repair and Related Businesses & Other areas.

CONSTRUCTION - The $37 million decrease in Construction revenues in 1995 is attributable to lower submarine construction activity, as the LOS ANGELES-class program neared completion. The decrease in submarine work is partially offset by increased aircraft carrier construction, SEALIFT conversion work, and commercial shipbuilding activity.

OVERHAUL AND REPAIR - The $31 million increase in Overhaul and Repair revenues in 1995 relates primarily to work on the destroyer THORN, as well as miscellaneous other U.S. Navy repair work. These increases were partially offset by a reduction in commercial ship repair.

ENGINEERING - Engineering revenues declined $2 million in 1995 primarily due to less work on the SEAWOLF-class submarine design program.

RELATED BUSINESSES & OTHER - Revenues increased $11 million in 1995 due to a variety of nonrecurring jobs for miscellaneous services.


                                                                                                  FOR THE YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------------
OPERATING EARNINGS                                                                                  1995                1994
---------------------------------------------------------------------------------------------------------------------------------

MILLIONS
Construction........................................................................              $   95              $  181
Overhaul and Repair.................................................................                  45                  13
Engineering.........................................................................                  13                  11
Related Businesses & Other..........................................................                   7                  (5)
                                                                                                  ------              ------
Total...............................................................................              $  160              $  200
                                                                                                  ======              ======


Operating earnings totaled $160 million in 1995, a 20% decline from 1994's earnings level of $200 million. The drop in earnings was attributable to Construction programs, with Overhaul and Repair generating partially offsetting gains.

CONSTRUCTION - The $86 million decrease in operating earnings on Construction work in 1995 relates to (i) lower contributions from aircraft carrier work as a result of productivity gains realized in 1994, (ii) loss accruals established as a result of the Company's re-entry into the highly competitive commercial shipbuilding market, and (iii) additional costs incurred on SEALIFT conversion work (See Note 12 to the Financial Statements of the Company).

OVERHAUL AND REPAIR - The $32 million increase in operating earnings for Overhaul and Repair work in 1995 is due primarily to work performed on the LONG BEACH deactivation, coupled with the fact the Company experienced losses on some U.S. Navy and commercial repair jobs in 1994.

ENGINEERING - 1995 operating earnings from Engineering work improved $2 million over 1994 levels because of improved margins on miscellaneous contracts.

RELATED BUSINESSES & OTHER - The improved operating earnings in 1995 are primarily the result of reduced expenses for pensions and other employee benefits.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                                  FOR THE YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS                                                                                          1995                1994
---------------------------------------------------------------------------------------------------------------------------------

MILLIONS
Net cash provided by operating activities...........................................            $     63              $  182
Capital expenditures................................................................                 (77)                (29)
Other investing cash flows..........................................................                 (10)                 --
                                                                                                 --------              ------

Subtotal............................................................................                 (24)                153
Financing activities................................................................                  25                (154)
                                                                                                 --------              ------

Net increase (decrease) in cash and cash equivalents................................            $      1              $   (1)
                                                                                                ========              ======


NET CASH PROVIDED BY OPERATING ACTIVITIES - The $119 million decrease in net cash flow from operating activities is due to several factors, including lower operating earnings, increased contracts in process, and higher payments for federal and state income taxes. The lower operating earnings are attributable to the factors discussed above in "1995 Compared to 1994 - Results of Operations, Operating Earnings." The additional costs accumulated in contracts in process are largely caused by higher costs on SEALIFT conversion work and the start-up of commercial shipbuilding projects. The higher level of 1995 income tax payments to the Company's former parent is attributable to NNS paying its allocation of 1994 income taxes during 1995. The payment of a significant portion of taxes allocated to the Company has historically occurred in the year subsequent to when the taxes are incurred and billed. Thus, the higher level of 1994 current income taxes, due to higher 1994 pretax earnings, is reflected as a 1995 cash outflow.

CAPITAL EXPENDITURES - Capital expenditures increased to $77 million in 1995 from $29 million in 1994 due to the initiation of a strategic capital improvement program. Details of the program are provided in the "1996 Compared to 1995 - Liquidity and Capital Resources" discussion.

FINANCING ACTIVITIES - During 1994, the Company was able to generate and distribute $154 million to its former parent, on a net basis, due to higher operating earnings, lower working capital requirements, and lower levels of capital expenditures. (See Note 3 to the Financial Statements of the Company).

INTEREST AND INCOME TAXES

For a discussion of the historical treatment of debt and interest, see "1996 Compared to 1995 - Interest and Income Taxes" above. The effective tax rate for both 1995 and 1994 was approximately 44%. The difference between the Company's effective rate and the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

CHANGES IN ACCOUNTING PRINCIPLES

The Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. Adoption of this standard resulted in the Company recording an after-tax charge of $4 million in 1994, which was reported as a cumulative effect of change in accounting principle.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                             Page
                                                                                                                             ----
FINANCIAL STATEMENTS
Report of Independent Public Accountants..................................................................................     14
Combined Statements of Earnings for each of the three years in the
period ended December 31, 1996............................................................................................     15
Balance Sheets as of December 31, 1996 and 1995...........................................................................     16
Combined Statements of Cash Flows for each of the three years in the
period ended December 31, 1996............................................................................................     17
Statements of Changes in Stockholders' Equity for each of the three years in
the period ended December 31, 1996........................................................................................     18
Notes to Financial Statements.............................................................................................     19


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newport News Shipbuilding Inc.:


We have audited the accompanying balance sheets of Newport News Shipbuilding Inc. (a Delaware corporation) (refer to Note 1 for basis of presentation) as of December 31, 1996 and 1995, and the related statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport News Shipbuilding Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January
1, 1994, Newport News Shipbuilding Inc. changed its method of accounting for postemployment benefits.



                                                            ARTHUR ANDERSEN LLP

Washington, D.C.,
January 31, 1997

                         NEWPORT NEWS SHIPBUILDING INC.

                        COMBINED STATEMENTS OF EARNINGS


                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------------
                                                                                           1996           1995           1994
                                                                                      ---------      ---------      ---------


MILLIONS (EXCEPT SHARES AND PER SHARE AMOUNTS)

REVENUES........................................................................      $   1,870      $   1,756      $   1,753
OPERATING COSTS AND EXPENSES....................................................          1,729          1,599          1,552
OTHER INCOME (EXPENSE), NET.....................................................             (1)             3             (1)
                                                                                      ---------      ---------      ---------

OPERATING EARNINGS..............................................................            140            160            200
Interest Expense, net of interest capitalized...................................            (38)           (29)           (30)
                                                                                      ---------      ---------      ---------

EARNINGS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE............................................................            102            131            170
Provision for Income Taxes......................................................             47             58             75
                                                                                      ---------      ---------      ---------

EARNINGS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE..................................................             55             73             95
Cumulative Effect of Change in Accounting Principle,
net of tax......................................................................              -              -             (4)
                                                                                      ---------      ---------      ---------

NET EARNINGS....................................................................      $      55      $      73      $      91
                                                                                      =========      =========      =========

PER SHARE
Weighted Average Number of Common Shares Outstanding.............................     34,297,451           N/A            N/A
                                                                                      ==========      =========      =========
Net Earnings Per Common Share...................................................      $     1.60           N/A            N/A
                                                                                      ==========      =========      =========



The accompanying notes are an integral part of these combined statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                                 BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                    ------------------------------------
                                                                                         1996                    1995
                                                                                    --------------            ----------
                                                                                    (consolidated)            (combined)
MILLIONS (EXCEPT SHARES AND PER SHARE AMOUNTS)

ASSETS
CURRENT ASSETS

Cash and Cash Equivalents......................................................        $    1                  $    2
Accounts Receivable............................................................           182                      67
Contracts in Process...........................................................           258                     263
Inventory......................................................................            45                      54
Note Receivable................................................................             -                      18
Other Current Assets...........................................................             5                      15
                                                                                       ------                  ------


Total Current Assets...........................................................           491                     419
                                                                                       ------                  ------

NONCURRENT ASSETS
Property, Plant and Equipment, net.............................................           836                     820
Other Assets...................................................................           162                     141
                                                                                       ------                  ------

Total Noncurrent Assets........................................................           998                     961
                                                                                       ------                  ------

                                                                                       $1,489                  $1,380
                                                                                       ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade Accounts Payable.......................................................          $  123                  $   99
Accounts Payable to Former Parent.............................................              -                      67
Short-Term Debt...............................................................             28                      68
Deferred Income Taxes.........................................................              4                      39
Other Accrued Liabilities.....................................................            101                     165
                                                                                       ------                  ------

Total Current Liabilities.....................................................            256                     438
                                                                                       ------                  ------

NONCURRENT LIABILITIES
Long-Term Debt................................................................            596                     292
Deferred Income Taxes.........................................................            183                     138
Postretirement Benefits.......................................................            109                     101
Other Long-Term Liabilities...................................................            113                     139
Commitments and Contingencies (See Note 12)
                                                                                       ------                  ------

Total Noncurrent Liabilities..................................................          1,001                     670
                                                                                       ------                  ------

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value -
      authorized 70,000,000 shares; issued
      and outstanding 34,297,451 shares at December 31, 1996..................              1                       -
Paid-In Capital...............................................................            245                       -
Accumulated Deficit...........................................................            (14)                      -
Combined Equity...............................................................              -                     272
                                                                                       ------                  ------
Total Stockholders' Equity....................................................            232                     272
                                                                                       ------                  ------
                                                                                       $1,489                  $1,380
                                                                                       ======                  ======

      The accompanying notes are an integral part of these balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------------------
                                                                                       1996              1995               1994
                                                                                      ------            ------             ------
MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings..................................................................         $   55            $  73              $  91
Cumulative Effect of Change in Accounting Principle...........................              -                -                  4
Adjustments to Reconcile Net Earnings Before Accounting Changes to Net
      Cash (Used) Provided by Operating Activities -
            Depreciation......................................................             65               67                 70
            Deferred Income Taxes.............................................            (10)              (2)               (46)
            Allocated Corporate Interest, net of tax..........................             20               18                 17
            Equity Investments (Income)/Loss..................................              2               -                   -
            Changes in Components of Working Capital -
               Decrease(Increase) in -
                  Accounts Receivable.........................................           (116)              22                (15)
                  Contracts in Process........................................             (7)             (95)               (20)
                  Inventory...................................................             10               (9)                (1)
                  Note Receivable.............................................             18                -                  -
                  Other Current Assets........................................             11               (4)                (6)
               Increase(Decrease) in -
                  Trade Accounts Payable......................................             21               36                 (1)
                  Accounts Payable to Former Parent...........................            (67)             (50)                58
                  Other Accrued Liabilities...................................            (35)               8                 29
            Other, net........................................................            (42)              (1)                 2
                                                                                       ------           ------             ------
Net Cash (Used) Provided by Operating Activities..............................            (75)              63                182
                                                                                       ------           ------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures..........................................................            (74)             (77)               (29)
Other.........................................................................            (25)             (10)                 -
                                                                                       ------           ------             ------
Net Cash Used by Investing Activities.........................................            (99)             (87)               (29)
                                                                                       ------           ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Transfer (to) from Former Parent.........................................            149               25               (154)
Proceeds from Issue of Long-Term Debt.........................................            600               -                   -
Dividend Paid to Former Parent................................................           (600)              -                   -
Net Increase in Revolving Credit Facility.....................................             24               -                   -
                                                                                       ------          ------              ------
Net Cash (Used) Provided by Financing Activities..............................            173              25                (154)
                                                                                       ------          ------              ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................             (1)              1                  (1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents..................              -               -                   -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................              2               1                   2
                                                                                       ------          ------              ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................         $    1          $    2              $    1
                                                                                       ======          ======              ======

CASH PAID DURING THE PERIOD FOR INCOME TAXES..................................         $  129          $  122              $   53
                                                                                       ======          ======              ======

CASH PAID DURING THE PERIOD FOR INTEREST......................................         $    3          $    -              $    -
                                                                                       ======          ======              ======


The accompanying notes are an integral part of these combined statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                          Common Stock
                                                         Combined     ---------------------        Paid-In    Accumulated
                                                          Equity        Shares        Par          Capital      Deficit
                                                         --------     ----------   --------        -------      ---------

MILLIONS, EXCEPT FOR SHARES
Balance - January 1, 1994........................        $    105              -   $      -        $     -      $     -
Net Earnings.....................................              91              -          -              -            -
Net Cash Transfers to Former Parent..............            (154)             -                         -            -
Non-Cash Transactions With Former Parent
      Net Change in Allocated Corporate Debt.....             140              -          -              -            -
      Allocated Corporate Interest, net of tax...              17              -          -              -            -
                                                         --------        -------   --------          -----      -------
Balance - December 31, 1994......................             199              -          -              -            -
Net Earnings.....................................              73              -          -              -            -
Net Cash Transfers from Former Parent............              25              -          -              -            -
Non-Cash Transactions With Former Parent
      Net Change in Allocated Corporate Debt.....             (43)             -          -              -            -
      Allocated Corporate Interest, net of tax...              18              -          -              -            -
                                                         --------        -------  ---------          -----      -------
Balance - December 31, 1995......................             272              -          -              -            -
Net Earnings.....................................              69              -          -              -            -
Net Cash Transfers from Former Parent............             149              -          -              -            -
Non-Cash Transactions With Former Parent
      Net Change in Allocated Corporate Debt.....             360              -          -              -            -
      Allocated Corporate Interest, net of tax...              20              -          -              -            -
      Other......................................             (24)             -          -              -            -
Dividend to Former Parent........................            (600)             -          -              -            -
Issuance of Common Stock in Connection
      With the Spinoff...........................            (246)    34,297,451          1            245            -
                                                         --------     ----------    -------          -----      -------
Balance - December 11, 1996......................               -     34,297,451          1            245            -
Net Loss.........................................               -              -          -              -          (14)
                                                         --------     ----------   --------          -----      -------
Balance - December 31, 1996......................        $      -     34,297,451   $      1            245      $   (14)
                                                         ========     ==========   ========          =====      =======














The accompanying notes are an integral part of these statements of changes in stockholders' equity.

                         NEWPORT NEWS SHIPBUILDING INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

On December 11, 1996, in connection with a corporate reorganization, the Company's former parent and its subsidiaries undertook and completed various intercompany transfers and distributions designed to restructure, divide and separate their then existing businesses, assets, liabilities and operations so that, among other things, the shipbuilding business of the former parent ("Shipbuilding Business") would be owned by the Company (as defined below). The former parent subsequently distributed (the "spinoff") pro rata to holders of the parent company's common stock all of the outstanding common stock of the Company.

Unless the context otherwise requires, as used herein, the term "Company" refers: (i) for periods prior to the spinoff to Newport News Shipbuilding and Dry Dock Company, a Virginia corporation, and certain other subsidiaries through which its former parent conducted its Shipbuilding Business during such periods, and (ii) for periods after the spinoff, to Newport News Shipbuilding Inc., a Delaware corporation, and its consolidated subsidiaries, including Newport News Shipbuilding and Dry Dock Company.

Prior to the spinoff, all of the outstanding common stock of the Company was owned directly or indirectly by the former parent. These financial statements present the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods. The former parent's historical basis in the assets and liabilities of the Company has been carried over.

Investments in 20% to 50% owned companies where the Company has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since the date of acquisition. Earnings recognized and distributions received from equity method investees were not significant during any of the periods presented in the accompanying financial statements. All significant intercompany transactions and balances have been eliminated.

DESCRIPTION OF BUSINESS

The Company is the largest non-government-owned shipyard in the United States. Its principal business is designing, constructing, repairing, overhauling and refueling nuclear-powered aircraft carriers and submarines for the U.S. Government. The Company's largest single customer is the U.S. Government. Revenues from contracts with the U.S. Government were $1,753 million (94%), $1,697 million (97%) and $1,700 million (97%) in 1996, 1995, and 1994, respectively.

2. SUMMARY OF ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of the Company's assets, liabilities, revenues and expenses. Reference is made to the "Revenue Recognition" section of this footnote and Notes 10, 11 and 12 for additional information on certain estimates included in the Company's financial statements.

                         NEWPORT NEWS SHIPBUILDING INC.

REVENUE RECOGNITION

The Company reports revenues and profits on its long-term contracts using the percentage-of-completion method of accounting, determined on the basis of total costs incurred to date to estimated final total costs. Losses on contracts are reported when first estimated. Costs on long-term contracts in process represent recoverable costs incurred for production, allocable overhead, and, where appropriate, general and administrative expenses. General and administrative expenses related to commercial products and services essentially under commercial terms and conditions are expensed as incurred. The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract prices and costs during the term of the contracts. The effect of these revisions to estimates is included in earnings in the period the revisions are made. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and its realization is probable.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses of $279 million, $254 million, and $271 million in 1996, 1995, and 1994, respectively, are included in the "Operating Costs and Expenses" caption in the Combined Statements of Earnings. Of the total general and administrative expenses for 1996, 1995, and 1994, $14 million, $12 million, and $13 million, respectively, represent the Company's share of its former parent's general and administrative costs for legal, financial, communication and other administrative services. The allocation of corporate general and administrative expenses to the Company has been based on estimated levels of effort devoted to the Company's operations and the relative size of the Company based on revenues, gross property and payroll. The Company's management believes the method for allocating corporate general and administrative expenses is reasonable and that the general and administrative expenses reflected in the accompanying financial statements are generally representative of the total general and administrative costs the Company would have incurred as a separate public entity.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. No deferred tax valuation allowances were recorded by the Company as of December 31, 1996 and 1995.

EARNINGS PER SHARE OF COMMON STOCK

Net earnings per common share is based on net earnings divided by the weighted average number of common shares outstanding for the period from December 12, 1996 through December 31, 1996 (34,297,451 shares). Since the Company was a wholly-owned subsidiary of its former parent prior to the spinoff, there are no comparable shares outstanding for periods before the spinoff.

CASH AND CASH EQUIVALENTS

The Company considers highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                         NEWPORT NEWS SHIPBUILDING INC.

ACCOUNTS RECEIVABLE AND CONTRACTS IN PROCESS

Only amounts billed and currently due from customers are included in the "Trade Accounts Receivable" caption in the accompanying balance sheets. Recoverable costs and accrued earnings related to long-term contracts on which revenue has been recognized, but for which billings have not been made to the customer, are included in the "Contracts in Process" caption (see Note 4). No significant allowance for doubtful accounts existed as of December 31, 1996 and 1995.

INVENTORY

Inventory principally consists of raw materials and supplies which have not been allocated to specific contracts. Inventory is stated at the lower of cost or market. Substantially all inventory is costed using the "last-in, first-out" method. If the first-in, first-out or average cost method of inventory accounting had been used by the Company for all inventory, inventory would have been approximately $10 million and $8 million higher at December 31, 1996 and 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is carried at cost, net of accumulated depreciation. The Company provides for depreciation on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of depreciable assets over their estimated useful lives. Estimated useful lives for significant classes of assets are as follows.

Buildings...................................    30 to 60 years
Machinery and equipment.....................     8 to 45 years

Total depreciation expense was $65 million, $67 million, and $70 million for 1996, 1995, and 1994, respectively. Depreciation expense is included as a component of "Operating Costs and Expenses" in the statements of earnings.

Interest capitalized on constructed assets during the years ended December 31, 1996, 1995, and 1994 was $3 million, $2 million, and $1 million, respectively.

CHANGES IN ACCOUNTING PRINCIPLES

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for stock-based awards issued to employees and others, but also allows companies to choose to continue to measure compensation cost for such plans as it would be measured currently while providing that certain additional pro forma disclosures be made. The Company has elected the disclosure only option. Consequently, FAS No. 123 had no impact on the Company's financial position or results of operations.

The Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. FAS No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. The adoption of this new standard did not have any impact on the Company's financial position or results of operations.

                         NEWPORT NEWS SHIPBUILDING INC.

Effective January 1, 1994, the Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." This new accounting rule requires employers to account for postemployment benefits for former or inactive employees, after employment but before retirement, on the accrual versus cash basis of accounting. The postemployment benefit liability, which is based on actuarial estimates, is recorded at its discounted present value, using discount rates similar to those used for postretirement liabilities (See Note 10). The Company recorded an after-tax charge of $4 million, which was reported as a cumulative effect of change in accounting principle.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to "Operating Costs and Expenses" as incurred. The amounts charged to operations during the years ended December 31, 1996, 1995, and 1994 were $42 million, $20 million, and $14 million, respectively.

RISK MANAGEMENT ACTIVITIES

The Company periodically utilizes foreign currency contracts to hedge its exposure to changes in foreign currency exchange rates for firm purchase commitments. Net gains or losses on these contracts are deferred and recognized when the offsetting gains or losses are recognized on the hedged items. Cash receipts or payments related to these financial instruments are classified consistent with the cash flows from the transactions being hedged.

FOREIGN CURRENCY TRANSLATION

Financial statements of equity investments in international entities are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each applicable period for amounts included in the statements of earnings. The amount of cumulative translation adjustments is not significant.

STOCKHOLDERS' EQUITY

At December 31, 1996, the Company had authorized (a) 70,000,000 shares of Common Stock, $.01 par value, 34,297,451 of which were outstanding, (b) 10,000,000 shares of preferred stock, $.01 par value, none of which had been issued and (c) 700,000 shares of Series A participating junior preferred stock, $.01 par value, none of which had been issued.

CLASSIFICATION

The Company's construction contracts range in duration up to a period of 8 years from the signing of the contract until delivery. Because of the varying nature of the Company's operating cycle, and consistent with industry practice, assets and liabilities relating to long-term contracts are classified as current, although a portion of these amounts is not expected to be realized or paid within one year (see Note 4).

RECLASSIFICATIONS

Prior years' financial statements have been reclassified where appropriate to conform to 1996 presentations.

                         NEWPORT NEWS SHIPBUILDING INC.

3. TRANSACTIONS WITH FORMER PARENT COMPANY

COMBINED EQUITY

The "Combined Equity" caption in the accompanying financial statements represents the Company's former parent's cumulative net investment in the combined businesses of the Company for periods prior to the spinoff. Changes in the "Combined Equity" caption represent the net earnings of the Company, net cash transfers (to) from its former parent, cumulative translation adjustments, changes in allocated corporate debt, allocated corporate interest, net of tax, and other non-cash transactions associated with the spinoff of the Company from its former parent.

CORPORATE DEBT AND INTEREST ALLOCATION

The historical practice of the Company's former parent was to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, corporate debt of the former parent and its related interest expense have been allocated to the Company based on the portion of such parent's investment in the Company which is deemed to be debt, generally based upon the ratio of the Company's net assets to the former parent's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 9.2%, 7.7%, and 8.3% for 1996, 1995, and 1994, respectively. Total pre-tax interest expense allocated to the Company in 1996, 1995, and 1994 was $31 million, $28 million, and $26 million, respectively.

The Company has also been allocated tax benefits approximating 35% of the allocated pre-tax interest expense. Although interest expense, and the related tax effects, have been allocated to the Company for financial reporting on a historical basis, the Company was not billed for these amounts. The changes in allocated corporate debt and the after-tax allocated interest have been included as a component of the Company's Combined Equity.

INCOME TAXES

See Note 9 for a discussion of income taxes.

NOTES AND ADVANCES RECEIVABLE FROM FORMER PARENT

"Cash transfers (to) from Former Parent" in the Statements of Changes in Stockholders' Equity consist of net cash changes in notes and advances receivable with the former parent which have been included in Combined Equity. Historically, the former parent utilized notes and advances to centrally manage cash funding requirements for its consolidated group.

                         NEWPORT NEWS SHIPBUILDING INC.

ACCOUNTS PAYABLE TO FORMER PARENT

Historically, certain costs incurred by its former parent were allocated to the Company. The "Accounts Payable to Former Parent" balance consists of unpaid billings for these allocated costs and other services.

EMPLOYEE BENEFITS

Certain employees of the Company participated in the employee stock ownership and employee stock purchase plans offered by its former parent prior to the spinoff. The employee stock ownership plan provided for grants of a variety of awards, including stock options and restricted stock to officers and key employees of the Company. The employee stock purchase plan allowed employees to purchase common stock of its former parent at a 15% discount subject to certain thresholds. In connection with the spinoff, all options held by employees of the Company were canceled as of December 11, 1996 and were replaced in January 1997 with approximately 2.1 million options granted under the Newport News Shipbuilding Inc. Stock Ownership Plan.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock-based compensation plans. Stock-based compensation expense recognized by the Company in 1996, 1995, and 1994 was not material. Had compensation expense for stock-based compensation been determined in accordance with FAS No. 123, "Accounting for Stock-Based Compensation," based on the fair value at the grant dates for awards under applicable plans, the Company's pro forma net earnings for the years ended December 31, 1996 and 1995 would have been lower by approximately $3 million ($.09 per share) and $2 million, respectively.

The fair value of each option granted was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions for grants in 1996 and 1995, respectively: (i) risk free rates of 5.4% and 7.9%;
(ii) expected lives of 5.0 years and 5.0 years; (iii) expected volatility of 26.6% and 29.0%; and (iv) a dividend yield of 3.7% and 3.7%. The estimated weighted-average fair value per option granted to the Company's employees during 1996 and 1995 was $10.75 and $11.81, respectively.

Certain employees of the Company also participated in a pension plan provided by its former parent. Reference is made to Note 11 for a further discussion of this plan.

ANCILLARY AGREEMENTS

In order to assist in the orderly transition of the Company into a separate, publicly held company, the former parent modified, amended or entered into certain contractual agreements with the Company. Such agreements include the tax sharing agreement discussed in Note 9, an employee benefits agreement, an insurance agreement, an administrative services agreement, and other ancillary agreements.

4. CONTRACTS IN PROCESS

Contracts in process includes production costs and related overhead, including general and administrative expenses allocable to U.S. Government contracts, net of progress payments of $3.9 billion and $3.0 billion as of December 31, 1996 and 1995, respectively. Approximately $28 million and $24 million of retainages included in contracts in process, as of December 31, 1996 and 1995, respectively, are not expected to be billed and collected within one year.

Under the contractual arrangements by which progress payments are received, the U.S. Government asserts that it has a security interest in the Contracts in Process identified with the related contracts.

                         NEWPORT NEWS SHIPBUILDING INC.

5. PROPERTY, PLANT AND EQUIPMENT, NET

The major classes of property, plant, and equipment are as follows:

                                                                                                             DECEMBER 31,
                                                                                                    ----------------------------
                                                                                                       1996              1995
                                                                                                    ---------         ----------

MILLIONS
Land and improvements.........................................................................      $      27         $       26
Buildings and improvements....................................................................          1,182              1,150
Machinery and equipment.......................................................................            397                376
                                                                                                    ---------          ---------
     Property, plant, and equipment at cost...................................................          1,606              1,552
Less accumulated depreciation.................................................................           (770)              (732)
                                                                                                    ---------          ---------
     Net property, plant, and equipment.......................................................      $     836          $     820
                                                                                                    =========          =========

6. DETAIL OF OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                                                                            DECEMBER 31,
                                                                                                    --------------------------
                                                                                                       1996              1995
                                                                                                    ---------         ---------
MILLIONS
Accrued vacation..............................................................................      $      18         $      43
Employee payroll and benefits.................................................................             31                40
Current postretirement benefits...............................................................             15                16
Current postemployment benefits...............................................................              7                 7
Accrued taxes.................................................................................              -                18
Other.........................................................................................             30                41
                                                                                                    ---------         ---------

                                                                                                    $     101         $     165
                                                                                                    =========         =========

7. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

A summary of long-term debt obligations of the Company at December 31, 1996 (refer to Note 3 for a discussion of allocated corporate debt as of December 31, 1995) is set forth in the following table:


            MILLIONS
            8.625% Senior Notes due December 1, 2006                      $200
            9.25% Senior Subordinated Notes due December 1, 2006           200
            Term Loan                                                      200
            6 Year Revolving Credit Facility due through 2002               24
            Less-Current Maturities                                        (28)
                                                                         -----
                                                                          $596
                                                                         =====

                         NEWPORT NEWS SHIPBUILDING INC.

CREDIT AGREEMENT

On November 4, 1996, the Company entered into a $415 million senior credit facility (the "Senior Credit Facility") consisting of a $200 million six-year amortizing term loan (the "Term Loan") and a $215 million six-year revolving credit facility (the "Revolving Credit Facility"). The Term Loan will amortize in 24 quarterly installments, commencing March 31, 1997, with an annual aggregate payment amount of $27.5 million in each of 1997 through 2001, and $62.5 million in 2002. Of the Revolving Credit Facility, $125 million may be used for advances and letters of credit and $90 million may be used only for standby letters of credit. Each of the Company's present and future subsidiaries having consolidated assets exceeding $10 million, excluding foreign subsidiaries and NNS Tanker Holding Corporation (each, a "Guarantor" and collectively, the "Guarantors") guarantee the Senior Credit Facility. Borrowings under the Senior Credit Facility are secured by perfected liens on substantially all of the Company's and the Guarantors' assets. After January 1, 1998, the security interest in the collateral may be released if the Company meets specific financial and other conditions.


TERM LOAN
---------

The interest rates on the term loan vary based on the one, two, three, six, nine, and twelve month LIBOR plus 1.125% or a base rate. The base rate is defined as the higher of prime (as defined in the credit facility) or the federal funds rate plus 0.5%. The weighted-average term loan interest rate at December 31, 1996 was 6.7%. The aggregate maturities applicable to the outstanding term loan balance at December 31, 1996, are $27.5 million in each of 1997, 1998, 1999, 2000, and 2001, and $62.5 million in 2002.

REVOLVING CREDIT FACILITY
-------------------------

                                                                     COMMITTED CREDIT FACILITY
                                         ---------------------------------------------------------------------------------
Revolving Credit Facility                    TERM                 COMMITMENTS              UTILIZED             AVAILABLE
(as of December 31, 1996)                -----------              -----------              --------             ---------
                                          1996-2002                   $215                    $24                 $191

This facility requires the payment of commitment fees of .3% on the unused portion of the credit facility. The interest rate for the revolving credit facility can vary as described above with respect to the term loan. At December 31, 1996, interest was being calculated at the base rate of 8.375%.

DEBT COVENANTS AND RESTRICTIONS

The Senior Credit Facility, Senior Notes and Senior Subordinated Notes contain customary covenants, including financial ratios and limitations on dividend payments, indebtedness, liens and corporate transacations. Debt outstanding under the Senior Credit Facility is secured by substantially all assets of the Company as described above.

                         NEWPORT NEWS SHIPBUILDING INC.

8. FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of the Company's financial instruments by class are as follows:

                                                                                           DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                             1996                                 1995
                                                                ------------------------------      ------------------------------
                                                                  CARRYING            FAIR            CARRYING            FAIR
                                                                   AMOUNT             VALUE            AMOUNT             VALUE
                                                                   ------            ------            ------           -------
            MILLIONS
            Asset (liability) instruments
                  Cash and cash equivalents                        $    1            $    1            $    2           $     2
                  Accounts receivable, trade                          182               182                67                67
                  Note receivable                                       -                 -                18                18
                  Accounts payable, trade                            (123)             (123)             (166)             (166)
                  Long-term debt (including current maturities)
                        Revolving Credit Facility                     (24)              (24)                -                 -
                        Senior & Senior Subordinated Notes           (400)             (411)                -                 -
                        Term Loan                                    (200)             (200)                -                 -
            Instruments with off-balance sheet risk
                  Foreign currency contracts                            -                 -                 -                 -



The fair value of cash and cash equivalents, accounts receivable, notes receivable, and accounts payable in the above table was considered to be the same as, or was not determined to be materially different from, the carrying amount. The fair value of short-term and long-term debt reflected in the December 31, 1996 balance sheet is based on the market value of debt with the same or similar maturities and interest rates. The short-term and long-term debt reflected in the December 31, 1995 balance sheet represents corporate debt allocated to the Company for financial reporting purposes by its former parent. As such, an estimate of fair value has not been provided.

The Company periodically utilizes foreign currency contracts to hedge certain specific foreign currency transactions, principally the purchase of raw materials and machinery denominated in a foreign currency. Such contracts generally mature in one year or less and the cost of replacing these contracts in the event of nonperformance by counterparties is not significant. At December 31, 1996 and 1995, the Company had no significant foreign currency contracts outstanding.

9. INCOME TAXES

The effective tax rates for 1996, 1995, and 1994 were approximately 46%, 44%, and 44%, respectively. The difference between the Company's effective tax rate in all periods compared to the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

                         NEWPORT NEWS SHIPBUILDING INC.

In connection with the spinoff, the Company entered into a new tax sharing agreement with its former parent company and El Paso Natural Gas Company. The new tax sharing agreement provides, among other things, for the allocation of tax liabilities among the parties to the spinoff arising prior to, as a result of, and subsequent to the spinoff. Generally, the Company is liable for taxes imposed on the Company and its affiliates engaged in the Shipbuilding Business. In the case of federal income taxes imposed on the combined activities of the consolidated group of the Company's former parent, the Company is liable for federal income taxes attributable to its activities, and has been allocated an agreed-upon share of estimated tax payments made by the consolidated group of the Company's former parent.

The Company's earnings before income taxes were principally domestic for all years presented in the accompanying financial statements. Following is a comparative analysis of the components of the provision for income taxes:


                                                                                                 YEAR  ENDED  DECEMBER 31,
                                                                                                ---------------------------
                                                                                                  1996      1995       1994
                                                                                                 -----     -----      -----
MILLIONS
Current-
            Federal.......................................................................       $  49     $  51      $ 101
            State.........................................................................           8         9         20
                                                                                                 -----     -----      -----
                                                                                                    57        60        121
                                                                                                 -----     -----      -----

Deferred-
            Federal.......................................................................         (15)       (2)       (46)
            State.........................................................................           5         -          -
                                                                                                 -----     -----      -----
                                                                                                 $  47     $  58      $  75
                                                                                                 =====     =====      =====

Current federal tax expense for the years ended December 31, 1996, 1995, and 1994 include tax benefits of $11 million, $10 million, and $9 million, respectively, related to the allocation of corporate interest expense to the Company from its former parent (see Note 3).

The following is a reconciliation of income taxes computed using the statutory U.S. federal income tax rate (35% for all years presented) to the provision for income taxes reflected in the statements of earnings:

                                                                                                 YEAR  ENDED  DECEMBER 31,
                                                                                                ---------------------------
                                                                                                  1996      1995       1994
                                                                                                 -----     -----      -----
MILLIONS
Tax expense computed at the statutory U.S. Federal income tax rate.........................      $  36     $  46      $  60
State and local taxes on income, net of Federal benefit....................................          4         6         14
Permanent differences......................................................................          7         6          1
                                                                                                 -----     -----      -----
                                                                                                 $  47     $  58      $  75
                                                                                                 =====     =====      =====

                                       28

                         NEWPORT NEWS SHIPBUILDING INC.

The components of the Company's net deferred tax liability are as follows:


                                                                                                                 DECEMBER 31,
                                                                                                                --------------
                                                                                                                1996      1995
                                                                                                                ----      ----

MILLIONS
Deferred tax assets--
            Postretirement benefits.......................................................................      $ 43      $ 36
            Postemployment benefits.......................................................................        16        14
            Accrued vacation..............................................................................         5        13
            Other ........................................................................................        47        13
                                                                                                                ----      ----
                  Total deferred tax assets...............................................................       111        76
                                                                                                                ----      ----

Deferred tax liabilities--
            Tax over book depreciation....................................................................       195       179
            Long-term shipbuilding contracts..............................................................        59        62
            Pension.......................................................................................        38         4
            Other ........................................................................................         6         8
                                                                                                                ----      ----
                  Total deferred tax liabilities..........................................................       298       253
                                                                                                                ----      ----
                                                                                                                $187      $177
                                                                                                                ====      ====

10. POSTRETIREMENT BENEFITS

The Company has postretirement health care and life insurance plans which cover its employees who meet certain eligibility requirements. For salaried employees, the plans cover employees retiring from the Company on or after attaining age 55 who have had at least 10 years of service with the Company after attaining age
45. For hourly employees, the postretirement benefit plans generally cover employees who retire pursuant to one of the Company's hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions and other limitations, and the Company has reserved the right to modify these benefits. The Company's postretirement benefit plans are funded on a pay-as-you-go basis.

The funded status of the postretirement benefit plans reconciles with amounts recognized in the accompanying balance sheet as follows:

                                                                                                                  DECEMBER 31,
                                                                                                              ------------------
                                                                                                                1996        1995
                                                                                                              ------      ------
MILLIONS
Actuarial present value of accumulated postretirement benefit obligation at
September 30:
      Retirees......................................................................................          $ 138        $ 109
      Fully eligible active plan participants.......................................................             24           24
      Other active plan participants................................................................             31           28
                                                                                                              -----        -----

Total accumulated postretirement benefit obligation.................................................            193          161
Plan assets at fair value at September 30...........................................................              -            -
                                                                                                              -----        -----

                                       29

                         NEWPORT NEWS SHIPBUILDING INC.

Accumulated postretirement benefit obligation in excess of plan assets at September 30..............            193          161
Claims paid during the fourth quarter...............................................................             (5)          (4)
Unrecognized reduction of prior service obligations resulting from plan amendments..................             16           20
Unrecognized net loss resulting from plan experience and changes in actuarial assumptions...........            (80)         (60)
                                                                                                              -----        -----

Accrued postretirement benefit cost at December 31..................................................          $ 124        $ 117
                                                                                                              =====        =====



The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

The net periodic postretirement benefit cost consists of the following components:

                                                                                                         YEAR ENDED DECEMBER 31,
                                                                                                      --------------------------
                                                                                                      1996       1995       1994
                                                                                                      ----       -----      ----
MILLIONS
Service cost for benefits earned during the year....................................                 $   4      $   3      $   3
Interest cost on accumulated postretirement benefit obligation......................                    15         13         11
Net amortization of unrecognized amounts............................................                     1          1          -
                                                                                                     -----      -----      -----

      Net periodic postretirement benefit cost......................................                 $  20      $  17      $  14
                                                                                                     =====      =====      =====

The initial weighted average assumed health care cost trend rate used in determining the 1996, 1995, and 1994 accumulated postretirement benefit obligation was 6%, 7%, and 8%, respectively, declining to 5% in 1997 and remaining at that level thereafter.

Increasing the assumed health care cost trend rate by one percentage point in each year would increase the 1996, 1995, and 1994 accumulated postretirement benefit obligations by approximately $10 million each year and would increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 1996, 1995, and 1994 by approximately $1 million each year.

The discount rates (which are based on long-term market rates) used in determining the 1996, 1995, and 1994 accumulated postretirement benefit obligations were 7.75%, 7.75%, and 8.25%, respectively.

                         NEWPORT NEWS SHIPBUILDING INC.

11. OTHER BENEFIT PLANS

PENSION PLANS

The Company has various defined benefit plans which cover substantially all of its hourly employees. These benefits are based primarily on years of service. The Company's funding policies are to contribute to the plans amounts necessary to satisfy the funding requirements of federal laws and regulations. Plan assets consist principally of listed equity and fixed income securities.

Certain salaried employees of the Company participated in the former parent's retirement plan ("FPRP") prior to the spinoff. In connection with the spinoff, the Company's former parent became the sole sponsor of the FPRP. The benefits accrued by Company employees in the FPRP were frozen as of December 31, 1996, and the Company's former parent amended the FPRP to provide that all benefits accrued through that day by Company employees were fully vested, non-forfeitable and the responsibility of the Company's former parent.

The funded status of the plans reconcile with amounts recognized on the balance sheets at December 31, 1996 and 1995, as follows:



                                                                                                             All Plans
                                                                                                      -----------------------
                                                                                                         1996            1995
                                                                                                      -------         -------
MILLIONS
Actuarial present value of benefits based on service to date and present pay levels at September 30:
   Vested benefit obligation.....................................................................     $  (137)         $ (570)
   Non-vested benefit obligation.................................................................         (19)            (43)
                                                                                                      -------         -------

Accumulated benefit obligation..................................................................         (156)           (613)
Additional amounts related to projected salary increases........................................            -            (104)
                                                                                                      -------         -------

Total projected benefit obligation at September 30..............................................         (156)           (717)
Plan assets at fair value at September 30.......................................................          325             767
                                                                                                      -------         -------

Plan assets in excess of total projected benefit obligation at September 30.....................          169              50
Contributions during the fourth quarter.........................................................            -               -
Unrecognized net (gain) or loss resulting from plan experience and changes
in actuarial assumptions........................................................................          (46)              4
Unrecognized prior service obligations resulting from plan amendments...........................            -               7
Remaining unrecognized net asset at initial adoption............................................          (25)            (49)
                                                                                                      -------         -------

Prepaid pension cost at December 31.............................................................      $    98         $    12
                                                                                                      =======         =======



Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

                         NEWPORT NEWS SHIPBUILDING INC.

The Company measures pension cost according to independent actuarial valuations. The projected unit credit actuarial cost method is used to determine pension cost for financial accounting purposes consistent with the provisions of FAS No. 87, "Employers' Accounting for Pensions." Net periodic pension cost for the years ended December 31, 1996, 1995, and 1994 consist of the following components:

                                                                        1996                       1995                  1994
                                                                 ------------------         ------------------     ---------------

MILLIONS
Service cost--benefits earned during the
year........................................................       $      33                  $      23                  $      27
Interest on prior year's projected benefit
obligation..................................................              66                         52                         50
Return on plan assets.......................................            (121)                      (132)                         9
Unrecognized excess (deficiency) of actual
return over expected return.................................              31                         65                        (76)
Net amortization of unrecognized amounts....................              (8)                        (6)                        (5)
                                                                   ---------                  ---------                  ---------
Net pension (income) cost...................................       $       1                  $       2                  $       5
                                                                   =========                  =========                  =========

The weighted average discount rates (which are based on long-term market rates) used in determining the 1996, 1995, and 1994 actuarial present value of the benefit obligations were 7.75%, 7.75%, and 8.25%, respectively. The rate of increase in future compensation was 4.9% in 1996, 1995, and 1994. The weighted average expected long-term rate of return on plan assets was 10.0% in 1996, 1995, and 1994. Unrecognized prior service obligations are being amortized on a straight-line basis over the average remaining estimated service period of employees expected to receive benefits under the plans.

401(K) PLANS

The Company sponsors the Newport News Shipbuilding Savings (401(k)) Plan for Union Eligible Employees (the "Savings Plan") for certain of its hourly employees. Contributions are made to the Savings Plan by participants, with the Company providing for administration of the Savings Plan.

The Company established the Newport News Shipbuilding Inc. 401(k) Investment Plan for Salaried Employees ("Salaried Plan"). Beginning in 1997, the Company will match one half of the first 8% of a participant's contribution in either cash or Common Stock at the Company's discretion. In addition, the Company will contribute a fixed percentage of each salaried employee's salary per pay period in either cash or Common Stock, also at the Company's discretion. The Company has authorized 1,700,000 shares of Common Stock for possible Salaried Plan contributions. Company employees as of the spinoff will be fully vested in future matching contributions; otherwise, matching contributions will vest after two years of service as defined in the Salaried Plan.

STOCK PLANS

The Company established the Newport News Shipbuilding Inc. Stock Ownership Plan ("Stock Ownership Plan") for the benefit of certain salaried and management employees. At the Company's discretion, restricted stock, performance shares, stock options, stock appreciation rights, stock equivalent units, and dividend equivalents can be granted to eligible employees pursuant to this plan. The Company has authorized 4,000,000 shares of Common Stock for such purposes in the future. At December 31, 1996, there were no shares issued and outstanding for this plan.

                         NEWPORT NEWS SHIPBUILDING INC.

The Company established the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc. ("Stock Plan for Directors"). Half of the compensation of non-employee directors is to be paid in the form of restricted stock. In addition, non-employee directors receive an initial grant of 2,000 stock options and 1,000 shares of restricted stock, upon joining the Board of Directors, and an annual grant of 1,000 stock options. The Company has authorized 75,000 shares of Common Stock for these purposes. At December 31, 1996, there were no shares issued and outstanding for this plan.

The Company established the Newport News Shipbuilding Inc. 1997 Employee Stock Purchase Plan ("1997 Employee Stock Purchase Plan") to provide eligible employees of the Company an opportunity to purchase shares of the Company at a 15% discount, not to exceed $21,250 in payroll deductions per year. The Company has authorized 700,000 shares of Common Stock for these purposes. At December 31, 1996, there were no shares issued and outstanding for this plan. This plan becomes effective on April 1, 1997.

Stock options and restricted shares applicable to the plans above vest in accordance with vesting periods set forth in the governing award agreements. The performance shares vest after specified periods and after attaining certain performance measures, both of which vary with each grant.

12. COMMITMENTS AND CONTINGENCIES

GOVERNMENT CONTRACTING

As a general practice within the defense industry, the Defense Contract Audit Agency (the "DCAA") and other agencies continually review the cost accounting practices of government contractors and conduct other various investigations. In the course of those reviews, cost accounting and other issues are identified, discussed and settled, or resolved through legal proceedings. The Company is currently engaged in discussions on several cost accounting and other matters the likely resolution of which, management believes, will not have a material adverse effect on the Company's financial position or results of operations.

For example, the Company and its former parent have received letters from the DCAA inquiring about certain aspects of the spinoff, including the disposition of the former parent's retirement plan (the "FPRP"), which covers salaried employees of the Company. In the event there is a determination that an amount is due to the Government related to the FPRP, the Company and its former parent will share its obligation for such amount, plus the amount of related defense expenses, in the ratio of 20% and 80%, respectively. Also, in March 1995, the DCAA informed the Company that it would conduct a post-award audit of the contract to build the aircraft carrier REAGAN. The audit concerns the Company's submission to the U.S. Navy of data relating to labor and overhead costs in connection with the REAGAN contract. The audit is ongoing, the DCAA has not issued its audit report, and the Government has not asserted any formal claims against the Company related to this contract matter.

All major Requests for Equitable Adjustments ("REAs") filed by the Company in connection with its contracts have been settled as of June 1996 for approximately the same amount recorded previously by the Company. Through 1995, costs of $18 million were recognized on the SEALIFT REA in excess of the adjudicated REA price. Cost growth of $65 million that was not recoverable through that REA was recognized in 1996. Due to uncertainties inherent in the estimation process there can be no assurance that the projection of costs to be incurred will not be revised in the future. The first of two SEALIFT ships was delivered in August 1996. Management expects this contract to be substantially complete by the end of the second quarter of 1997.

                         NEWPORT NEWS SHIPBUILDING INC.

SIGNIFICANT ESTIMATES

In 1994 and 1995, the Company entered into fixed price contracts to construct a total of nine DOUBLE EAGLE product tankers. In January 1997, the Company, one of the original purchasers and Mobil Oil Corporation ("Mobil") entered into an agreement whereby Mobil agreed to acquire the first ship. In accordance with the terms of the agreement, the first ship is being modified at Mobil's expense for use in the domestic market in compliance with the Merchant Marine Act of 1920, as amended, and the Shipping Act of 1916, as amended (collectively, the "Jones Act"). The Jones Act currently requires that all vessels transporting products between U.S. ports be constructed by U.S. shipyards.

In connection with the construction of these nine tankers, the Company estimated that it would incur costs of approximately $102 million in excess of the fixed contract prices on undelivered vessels as of December 31, 1996. The full amount of the excess costs has been reserved for by charges against earnings of $68 million, $29 million, and $5 million in 1996, 1995, and 1994, respectively. The ships are scheduled for delivery in 1997, 1998, and 1999. The Company's estimates are based on improved design producibility and the utilization of a different building strategy going forward. The Company believes that these factors, as well as the experience gained in the construction of the first ship, should result in a significant reduction in the man-hours necessary to construct each of the remaining vessels. The Company intends to review this situation at the end of each quarter. There can be no assurance that the estimate of costs to be incurred on these contracts will not be revised at that time based on the facts then known to the Company.

On-going discussions between the Company and the original purchaser of the first four vessels, concerning certain contract specification issues, have resolved a significant number of such issues, although some remain, and there can be no assurance as to the outcome of future discussions.

LITIGATION

The Company is a defendant in matters of varying nature related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings should not have a material adverse effect on the financial position or results of operations of the Company.

CAPITAL COMMITMENTS

The Company estimates that expenditures aggregating approximately $33 million will be required after December 31, 1996, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

LEASE COMMITMENTS

The Company holds certain equipment under long-term operating leases. Future minimum lease payments under existing operating leases as of December 31, 1996, are $3 million and $1 million for 1997 and 1998, respectively.

Rent expense recognized for the years ended December 31, 1996, 1995, and 1994, was $5 million, $14 million, and $14 million, respectively.

                         NEWPORT NEWS SHIPBUILDING INC.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                     Earnings
                                                                                      Before
                                                                                      Income           Earnings
                                                                                      Taxes &           Before
                                                                                    Cumulative        Cumulative
                                                                                     Effect of         Effect of
                                                                                     Change In         Change In
                                                                   Operating        Accounting        Accounting              Net
                                                Revenues           Earnings          Principle         Principle           Earnings
                                                --------           ---------        ----------        ----------           --------
MILLIONS
1996
1st Quarter............................             $438               $41               $32               $19               $19
2nd Quarter............................              477                40                32                18                18
3rd Quarter............................              522                36                28                15                15
4th Quarter............................              433                23                10                 3                 3
                                                  ------              ----              ----               ---
                                                  $1,870              $140              $102               $55               $55
                                                  ======              ====              ====               ===               ===

1995
1st Quarter............................             $421               $44               $37               $20               $20
2nd Quarter............................              424                46                33                21                21
3rd Quarter............................              445                35                29                17                17
4th Quarter............................              466                35                32                15                15
                                                  ------            ------            ------              ----              ----
                                                  $1,756              $160              $131               $73               $73
                                                  ======              ====              ====               ===               ===

                                       35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth a list of the executive officers of Newport News Shipbuilding Inc. at March 10, 1997. Each such officer has served in the capacities indicated below with Newport News Shipbuilding Inc. (or, for periods prior to the spinoff, with the Company's former parent) since the dates indicated below. Unless otherwise indicated all offices held are with the Company.

                                                                                                                EFFECTIVE
NAME (AGE AT DECEMBER 31, 1996)                  OFFICES HELD                                                   DATE OF TERM
-------------------------------                  ------------                                                   ------------

William P. Fricks(52)..................    Chairman, President and Chief Executive Officer                        January 1997
                                           President and Chief Executive Officer                                  November 1995
                                           President and Chief Operating Officer                                  January 1995
                                           Executive Vice President                                               January 1992
                                           Senior Vice President                                                  September 1988
Thomas C. Schievelbein(43).............    Executive Vice President - Operations                                  October 1995
                                           Vice President - Human Resources and Administration                    January 1995
                                           Vice President - Strategy and Naval Program Development                January 1994
                                           Vice President - Naval Marketing                                       March 1993
                                           Director - Naval Marketing                                             March 1992
                                           Director - Marketing Field Office                                      January 1990
David J. Anderson(47)..................    Senior Vice President and Chief Financial Officer                      July 1996
Thomas J. Bradburn(53).................    Vice President - Finance and Corporate Controller                      September 1996
                                           Vice President - Finance                                               September 1986
Stephen B. Clarkson(59)................    Vice President - General Counsel and Secretary                          January 1991
Whylen G. Cooper(47)...................    Vice President - Materials                                             March 1997
                                           Vice President - Sourcing                                              November 1995
William G. Cridlin, Jr.(50)............    Vice President - Marketing                                             January 1995
                                           Vice President - Commercial Shipbuilding                               April 1992
                                           Vice President - Manufacturing                                         September 1988
T. Michael Hatfield(50)................    Vice President - Communications                                        October 1995
                                           Director - Public Relations                                            November 1993
Robert C. Hoard(57)....................    Vice President - Waterfront Trades and Facilities                      March 1997
                                           Vice President - Trades Management and Manufacturing                   October 1995
                                           Director - Trades and Manufacturing                                    January 1994
                                           Director - Trades                                                      August 1993
                                           Director - Steel Fabrication                                           April 1991
Alfred Little, Jr.(50).................    Vice President - Human Resources                                       July 1996
James A. Palmer(60)....................    Vice President - Commercial Nuclear                                    October 1995
                                           Vice President - Engineering                                           January 1995
                                           Vice President - Aircraft Carriers                                     April 1992
                                           Director - Engineering Administration                                  January 1991
Marc Y. E. Pelaez(50)..................    Vice President - Engineering                                           August 1996
John E. Shephard, Jr.(41)..............    Vice President - Manufacturing and Process Innovation                  March 1997
                                           Vice President - Strategy and Process Innovation                       October 1995
                                           Director - Strategic Planning                                          August 1993
Patrick A. Tucker(49)..................    Vice President - Government Relations                                  December 1996

George A. Wade(52).....................    Vice President - Submarines and Non-Nuclear Test                       October 1995
                                           Vice President - Construction                                          January 1995
                                           Vice President - Submarines                                            March 1993
                                           Director - Submarine Construction                                      April 1992
                                           Director - Construction Engineering                                    January 1990
D. R. Wyatt(38)........................    Treasurer                                                              September 1996
                                           Assistant Treasurer                                                    August 1995
                                           Manager of Finance                                                     April 1989


Each of the executive officers of the Company has been continuously engaged in the business of the Company, its affiliates or predecessor companies during the past five years except for:


NAME                                            PREVIOUS EMPLOYMENT AND OFFICE HELD                                  PERIOD
----                                            -----------------------------------                                  ------
David J. Anderson                               RJ Reynolds Corporation
                                                Executive Vice President and Chief Financial Officer                 1991 to 1996

                                                The Quaker Oats Co.
                                                Senior Vice President - Finance and Customer Service                 1987 to 1991

Whylen G. Cooper                                GE Power Systems
                                                Manager of Sourcing                                                  1991 to 1996

T. Michael Hatfield                             Lockheed Co.
                                                Director of Communications                                           1989 to 1993

Alfred Little, Jr.                              Sun Company, Inc.
                                                Vice President - Human Resources                                     1992 to 1996
                                                Director - Human Resources                                           1988 to 1992

Marc Y. E. Pelaez                               United States Navy
                                                Chief of Naval Research                                              1968 to 1996

                                                Executive Assistant Secretary to the
                                                Assistant Secretary of the Navy (RDA)                                1990 to 1993

John E. Shephard, Jr.                           U.S. Army Reserves
                                                Individual Mobilization Augmentee                                    1991 to 1993

                                                United States Army
                                                Assistant G3, Operations of the 101st Airborne Division              1977 to 1991

Patrick A. Tucker                               Tenneco
                                                Executive Director - Government Relations                            1996
                                                Director - Federal Relations                                         1994 to 1997

                                                Counsel to Senator John Warner                                       1993

                                                Minority Staff Director and Counsel to the
                                                U.S. Senate Armed Services Committee                                 1983 to 1993


The information as to Directors of the Company, required to be set forth in this Item, is included on pages 2 and 3, under the caption "Election of Directors," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included on page 4, under the caption "Compensation of Directors," and pages 6 through 15, under the caption "Executive Compensation," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included on pages 4 through 6, under the caption "Security Ownership of Certain Beneficial Owners and Management," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included on page 15, under the caption "Certain Transactions," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a).        1.          Financial Statements

            Financial Statements required by this Item have been included in
Item 8. Refer to the "Index to Financial Statements" set forth in Item 8.

            2.          Financial Statement Schedules

                        No financial statement schedules are submitted because they are either not applicable, not required, or not material.

            3.          Exhibits - See Index on pages 40 and 41.

(b)         Reports on Form 8-K

            During the fourth quarter of the fiscal year ended December 31, 1996, Newport News Shipbuilding Inc. filed one current report on Form 8-K on December 20, 1996, and subsequently amended that report on December 23, 1996. These reports were issued to (1) announce the completion of the spinoff, (2) announce the award of the LPD-17 non-nuclear amphibious assault ship construction contract by the Navy to an alliance which did not include the Company, and (3) subsequently update pro forma financial statements of the Company to September 30, 1996 from June 30, 1996.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, NEWPORT NEWS SHIPBUILDING INC., A DELAWARE CORPORATION, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    NEWPORT NEWS SHIPBUILDING INC.

Date:  3/25/97                            By: /s/ WILLIAM P. FRICKS
                                              _________________________________
                                                      William P. Fricks
                                              Chairman of the Board, President
                                                 and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                                 SIGNATURE                                         TITLE
                                 ---------                                         -----
                            /s/ WILLIAM P. FRICKS                        Chairman of the Board, President
Date: 3/25/97            ______________________________                  and Chief Executive Officer
                                William P. Fricks

                           /s/ DAVID J. ANDERSON
Date: 3/25/97            ______________________________                  Senior Vice President and
                                David J. Anderson                        Chief Financial Officer

                           /s/ THOMAS J. BRADBURN                        Vice President--Finance and
Date: 3/25/97            ______________________________                  Corporate Controller
                               Thomas J. Bradburn

Date: _______            ______________________________                  Director
                             Hon. Gerald L. Baliles

                          /s/ LEON A. EDNEY
Date: 3/25/97            ______________________________                  Director
                          Leon A. Edney, Admiral (Ret.)

                          /s/ DR. WILLIAM R. HARVEY
Date: 3/25/97            ______________________________                  Director
                              Dr. William R. Harvey

                           /s/ DANA G. MEAD
Date: 3/25/97            ______________________________                  Director
                                   Dana G. Mead

                           /s/ DR. JOSEPH J. SISCO
Date: 3/25/97            ______________________________                  Director
                                Dr. Joseph J. Sisco

                           /s/ STEPHEN R. WILSON
Date: 3/25/97            ______________________________                  Director
                                 Stephen R. Wilson

                                       39

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

*3.1 Restated Certificate of Incorporation of the Company dated as of December 11, 1996.

*3.2 Amended and Restated By-laws of the Company dated as of December 11, 1996.

***4.1             Specimen Certificate of the Company's Common Stock.

**4.2 Rights Agreement dated as of December 11, 1996 between the Company and First Chicago Trust Company of New York, as Rights Agent.

*4.5               Form of Senior Note issued on March 13, 1997 including
                   Guarantees.

*4.6 Form of Senior Subordinated Note issued on March 13, 1997 including Guarantees.

*4.7 Senior Note Indenture dated as of November 26, 1996 among NNS, Newport News and The Bank of New York, as Trustee.

*4.8 Senior Subordinated Note Indenture dated as of November 26, 1996 among NNS, Newport News and The Bank of New York, as Trustee.

*4.9 First Supplemental Senior Note Indenture dated as of December 11, 1996 among NNS, the Guarantors and The Bank of New York, as Trustee.

*4.10 First Supplemental Senior Subordinated Note Indenture dated as of December 11, 1996 among NNS, the Guarantors and The Bank of New York, as Trustee.

*4.11 Senior Notes Registration Rights Agreement dated as of November 26, 1996 among NNS, the Guarantors and the Initial Purchasers.

*4.12 Senior Subordinated Notes Registration Rights Agreement dated as of November 26, 1996 among NNS, the Guarantors and the Initial Purchasers.

*10.1 Distribution Agreement dated as of November 1, 1996 among Tenneco Inc., New Tenneco Inc. and the Company.

*10.2 Amendment No. 1 to Distribution Agreement dated as of December 11, 1996 by and among Tenneco Inc., New Tenneco Inc. and the Company.

*10.3 Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1996, among El Paso Natural Gas Company, El Paso Merger Company and Tenneco Inc.

*10.4 Debt and Cash Allocation Agreement, dated as of December 11, 1996, by and among Tenneco Inc., New Tenneco Inc. and the Company.

*10.5 Benefits Agreement, dated as of December 11, 1996, by and among Tenneco Inc., New Tenneco Inc. and the Company.

*10.6 Insurance Agreement, dated as of December 11, 1996, by and among Tenneco Inc., New Tenneco Inc. and the Company.

*10.7 Tax Sharing Agreement, dated as of December 11, 1996, by and among Tenneco Inc., the Company, New Tenneco Inc. and El Paso Natural Gas Company.

*10.8 First Amendment to the Tax Sharing Agreement, dated as of December 11, 1996, by and among Tenneco Inc., the Company, New Tenneco Inc., and El Paso Natural Gas Company.

*10.9 Trademark Transition License Agreement, dated as of December 11, 1996, by and between Tenneco Management Company and the Company.

***10.10 Award/Contract N0024-95-C-2106, issued by Naval Sea Systems Command to Newport News Shipbuilding for Aircraft Carrier CVN-76.

***10.11 Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and the Company.

*10.12 Employment agreement dated as of December 12, 1996 between William P. Fricks and the Company.

+10.13             Newport News Shipbuilding Inc. Stock Ownership Plan.

+10.14 1997 Stock Plan for Directors of Newport News Shipbuilding Inc. and First Amendment.

+10.15             Deferred Compensation Plan for Directors.

+10.16             Deferred Compensation Plan for Executive Officers.

+10.17 Newport News Shipbuilding Inc. Change in Control Severance Plan and First Amendment.

+21.1              Subsidiaries of the Registrant.

+23.1              Consent of Arthur Andersen LLP.

+24.1              Power of Attorney.

+27.1              Financial Data Schedule.

+Filed herewith.

*Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285).

**Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated February 27, 1997 (Registration No. 333-22503).

***Incorporated herein by reference to the Company's Registration Statement on Form 10 dated October 30, 1996, as amended (Registration No. 1-12385)

Exhibits 10.12, 10.13, 10.14, 10.15, 10.16 and 10.17 hereto constitute management contracts or compensatory plans or arrangements within the meaning of
Item 14(a)(3) of Form 10-K.