Form 10-Q
period 1997-03-23
NEWPORT NEWS SHIPBUILDING INC
filed 1997-05-08
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 23, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-12385


                         NEWPORT NEWS SHIPBUILDING INC.
             (Exact name of registrant as specified in its charter)


Delaware                                            74-1541566
State or Other Jurisdiction of                      IRS Employer
Incorporation or Organization                       Identification No.

4101 Washington Avenue, Newport News, Virginia      23607
----------------------------------------------      -----
Address of Principal Executive Offices              Zip Code

                                 (757) 380-2000
               Registrant's Telephone Number, Including Area Code


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

Common Stock, par value $.01 per share:  34,837,572 shares as of April 15, 1997.

                                TABLE OF CONTENTS




                                                                         PAGE
Part I--Financial Information
     Newport News Shipbuilding Inc.
         Statements of Earnings..........................................  2
         Consolidated Balance Sheets.....................................  3
         Statements of Cash Flows........................................  4
         Notes to Financial Statements...................................  5
         Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................  7

Part II--Other Information
     Item 1. Legal Proceedings.........................................   10
     Item 2. Changes in Securities.....................................   10
     Item 3. Defaults Upon Senior Securities...........................    *
     Item 4. Submission of Matters to a Vote of Security Holders.......    *
     Item 5. Other Information.........................................    *
     Item 6. Exhibits and Reports on Form 8-K..........................   10




*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.


THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                                      First Quarter Ended
                                                                               --------------------------------
                                                                             March 23, 1997        March 31, 1996
                                                                             --------------        --------------
Millions (Except Shares and Per Share Amounts)                               (Consolidated)          (Combined)
Revenues...............................................................      $       403             $     438
Operating Costs and Expenses...........................................              368                   397
                                                                             -----------             ---------

Operating Earnings.....................................................               35                    41
Interest Expense, net of interest capitalized..........................               13                     9
                                                                             -----------             ---------

Earnings Before Income Taxes...........................................               22                    32
Provision for Income Taxes.............................................                9                    13
                                                                             -----------             ---------

Net Earnings...........................................................      $        13             $      19
                                                                             ===========             =========


Weighted Average Number of Common Shares Outstanding...................       34,464,442                   N/A
                                                                             ===========             =========

Net Earnings Per Common Share..........................................      $       .38             $     N/A
                                                                             ===========             =========

Dividends Declared Per Common Share....................................      $       .04             $     N/A
                                                                             ===========             =========








            The accompanying notes to unaudited financial statements
             are an integral part of these statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                         March 23, 1997         December 31, 1996
                                                                         --------------         -----------------
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents.........................................         $      44               $       1
Accounts Receivable...............................................                99                     182
Contracts in Process..............................................               267                     258
Inventory.........................................................                43                      45
Other Current Assets..............................................                14                       5
                                                                           ---------               ---------

Total Current Assets..............................................               467                     491
                                                                           ---------               ---------

Noncurrent Assets
Property, Plant and Equipment, net................................               826                     836
Other Assets......................................................               167                     162
                                                                           ---------               ---------

Total Noncurrent Assets...........................................               993                     998
                                                                           ---------               ---------

                                                                           $   1,460               $   1,489
                                                                           =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable............................................         $     120               $     123
Short-Term Debt...................................................                28                      28
Deferred Income Taxes.............................................                 5                       4
Accrued Liabilities & Other.......................................               126                     101
                                                                           ---------               ---------

Total Current Liabilities.........................................               279                     256
                                                                           ---------               ---------

Noncurrent Liabilities
Long-Term Debt....................................................               573                     596
Deferred Income Taxes.............................................               186                     183
Postretirement Benefits...........................................               110                     109
Other Long-Term Liabilities.......................................                62                     113
Commitments and Contingencies (See Note 3)........................
                                                                           ---------               ---------
Total Noncurrent Liabilities......................................               931                   1,001
                                                                           ---------               ---------

Stockholders' Equity
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued
     and outstanding 34,714,492 shares at March 23, 1997,
     and 34,297,451 shares at December 31, 1996...................                 1                       1
Paid-In Capital...................................................               251                     245
Accumulated Deficit...............................................               (2)                    (14)
                                                                           ---------               ---------
Total Stockholders' Equity........................................               250                     232
                                                                           ---------               ---------

                                                                           $   1,460               $   1,489
                                                                           =========               =========



          The accompanying notes to unaudited financial statements are an integral part of these balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    First Quarter Ended
                                                                              ----------------------------------
                                                                             March 23, 1997        March 31, 1996
                                                                             --------------        --------------
Millions                                                                     (Consolidated)          (Combined)
Cash Flows from Operating Activities:
Net Earnings  ...........................................................       $   13               $    19
Adjustments to Reconcile Net Earnings Before Accounting Changes to
     Net Cash Provided by Operating Activities -
         Depreciation....................................................           17                    16
         Deferred Income Taxes...........................................            4                    13
         Allocated Corporate Interest, net of tax........................            -                     6
         Changes in Components of Working Capital -
           Decrease (Increase) in -
              Accounts Receivable........................................           83                   (47)
              Contracts in Process.......................................          (70)                  (36)
              Inventory..................................................            2                     6
              Note Receivable............................................            -                    18
              Other Current Assets.......................................           (8)                    1
           Increase (Decrease) in -
              Trade Accounts Payable.....................................           (3)                  (41)
              Accrued Liabilities & Other................................           25                    (5)
         Other, net......................................................            8                     1
                                                                                ------               -------
Net Cash Provided (Used) by Operating Activities.........................           71                   (49)
                                                                                ------               -------

Cash Flows from Investing Activities:
Capital Expenditures.....................................................           (7)                  (13)
Other....................................................................           (2)                   (8)
                                                                                ------               -------
Net Cash Used by Investing Activities....................................           (9)                  (21)
                                                                                ------               -------

Cash Flows from Financing Activities:
Cash Transfer from Former Parent.........................................            -                    69
Proceeds from Issuance of Common Stock...................................            6                     -
Dividends Paid...........................................................           (1)                    -
Net Decrease in Revolving Credit Facility................................          (24)                    -
                                                                                ------               -------
Net Cash (Used) Provided by Financing Activities.........................          (19)                   69
                                                                                ------               -------

Net Increase (Decrease) in Cash and Cash Equivalents.....................           43                    (1)
Cash and Cash Equivalents at Beginning of Period.........................            1                     2
                                                                                ------               -------

Cash and Cash Equivalents at End of Period...............................       $   44               $     1
                                                                                ======               =======

Cash Paid During the Period for Income Taxes.............................       $    -               $    78
                                                                                ======               =======

Cash Paid During the Period for Interest.................................       $    5               $     -
                                                                                ======               =======

          The accompanying notes to unaudited financial statements are an integral part of these statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the quarter ended March 23, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Previously, the Company reported quarterly results on a calendar-month basis consistent with its former parent. Henceforth, the Company will be reporting quarterly results on an accounting-month basis.

In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

Because there is no material dilution, net earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares were 34.5 million for the first quarter ended March 23, 1997. Since the Company was a wholly-owned subsidiary prior to being spun off by its former parent on December 11, 1996, there are no comparable results for the prior period.

3. COMMITMENTS AND CONTINGENCIES

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

                         NEWPORT NEWS SHIPBUILDING INC.

The Company has submitted a request for a Defense Capability Preservation Agreement pursuant to Section 808 of Public Law 104-106. This law permits the Company to recover from the Government, subject to its agreement, certain indirect costs which have been or will be allocated to commercial contracts. During the first quarter, the Company held various discussions with the Government related to this request. There can be no assurance as to the outcome of these or future discussions.

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

In connection with the construction of these nine tankers, the Company estimated that it would incur costs of approximately $102 million in excess of the fixed contract prices on undelivered vessels as of March 23, 1997. The full amount of the excess costs has been reserved for by charges against earnings of $68 million, $29 million, and $5 million in the years ended 1996, 1995, and 1994, respectively. The ships are scheduled for delivery in 1997, 1998, and 1999. The Company's estimates are based on improved design producibility and the utilization of a different building strategy going forward. The Company believes that these factors, as well as the experience gained in the construction of the first ship, should result in a significant reduction in the man-hours necessary to construct each of the remaining vessels. The Company intends to review this situation at the end of each quarter. There can be no assurance that the estimate of costs to be incurred on these contracts will not be revised at that time based on the facts then known to the Company.

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

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S.
Navy. The Company also provides ongoing maintenance for other U.S. Navy vessels through work in overhauling, lifecycle engineering and repair. The U.S. Government accounted for approximately 89% and 96% of the Company's net sales for the quarters ended March 23, 1997 and March 31, 1996, respectively.

RESULTS OF OPERATIONS
                               For the First Quarter Ended
----------------------------------------------------------
                                  1997          1996
----------------------------------------------------------
Millions
Revenues.....................    $  403        $   438
Operating Earnings...........        35             41

Revenues for the 1997 first quarter decreased $35 million to $403 million compared with the 1996 period primarily due to the completion of the LOS ANGELES-class submarine construction program in 1996 and less overhaul & repair activity, partially offset by increased product tanker and carrier construction revenue.

First quarter 1997 operating earnings decreased $6 million over the prior year first quarter primarily due to lower overhaul & repair volume associated with the delivery of the aircraft carrier Eisenhower in January of 1997.

The Company's backlog was $3.3 billion at March 23, 1997, substantially all of which was U.S. Navy-related.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in February 1997. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The Company anticipates this statement will not have a material impact when adopted.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flow for the periods indicated:

                                                                      For the First Quarter Ended
-------------------------------------------------------------------------------------------------------------------
                                                                         1997          1996
-------------------------------------------------------------------------------------------------------------------
Millions
Net cash provided (used) by operating activities..............         $    71        $  (49)
Capital expenditures..........................................             (7)           (13)
Other investing cash flows....................................             (2)            (8)
                                                                       -------        -------

Subtotal......................................................              62           (70)
Financing activities..........................................            (19)             69
                                                                       -------        -------

Net increase (decrease) in cash and cash equivalents..........         $    43        $   (1)
                                                                       =======        =======


NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

The $120 million increase in 1997's comparative cash flows from operating activities is primarily due to a decreased investment in working capital, partially offset by lower operating earnings. The lower operating earnings are attributable to the factors discussed above in "Results of Operations." The reduction in working capital was due to normal timing fluctuations in billings and accounts receivable collections. This decrease was partially offset by the fact that prices on certain commercial construction contracts are not billable until delivery, and as such, attendant contracts in process costs incurred during the first quarter of 1997 that were not billable increased over the comparable period in 1996.

CAPITAL EXPENDITURES

The $6 million decrease in capital expenditures for the quarter ended March 23, 1997 compared to the quarter ended March 31, 1996 is attributable to higher expenditures related to capital improvement programs during the prior year. The capital improvement programs consist principally of three separate projects: (i) the development of a state-of-the-art automated steel cutting and fabrication facility; (ii) the extension of a dry dock facility; and (iii) the construction of the Carrier Refueling Complex. All three of these projects were substantially complete at the end of 1996, thus explaining the current period reduction in capital investments.

OTHER INVESTING CASH FLOWS

The 1997 and 1996 investing activities relate to an investment for a 49% ownership interest in a vessel-owning limited partnership with a U.S. shipping firm.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCING ACTIVITIES

For the three months ended March 31, 1996, the Company received $69 million from its former parent to meet working capital needs and capital expenditure requirements. The financing activities in 1997 reflect the receipt of $6 million from the issuance of common stock related to the Company's benefit plans. These funds, as well as those generated from operations, enabled the Company to payoff its previous revolver balance and pay a four cent per share dividend.

DEBT AND INTEREST ALLOCATION

First quarter 1996 results reflect the Company's former parent's historical practice to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and centrally manage various cash functions. Consequently, corporate debt of the former parent and its related interest expense was allocated to the Company based on the portion of their investment in the Company which was deemed to be debt, generally based upon the ratio of the Company's net assets to the former parent's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt. The Company was also allocated tax benefits approximating 35% of the allocated pre-tax interest expense. Although interest expense, and the related tax effects, were allocated to the Company for financial reporting on a historical basis, the Company was not billed for these amounts.

CAUTIONARY STATEMENT OF PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms and phrases as "intends," "estimates," "expects," "projects," "anticipates," "should," "believes" and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general political, economic and competitive conditions; (b) initiatives to reduce the federal budget deficit and reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, thus impairing the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.
                                       9

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Financial Statements contained herein, which is incorporated in this Item 1 of
Part II by reference.

ITEM 2.  CHANGES IN SECURITIES

As of March 25, 1997, in connection with the Rights Agreement (the "Rights Agreement"), dated December 11, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent, the Company entered into Amendment No. 1 to the Rights Agreement. Such Amendment increases from 10% to 15% of the Company's outstanding Common Stock, par value $0.01 per share, the minimum percentage of share ownership at which the Company's Board of Directors, under circumstances described in the Rights Agreement, can declare a shareholder an "Adverse Person".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 11.1  Statement Re Computation of Per Share Earnings

Exhibit 27.1  Financial Data Schedule

During the quarter ended March 23, 1997, Newport News Shipbuilding Inc. filed current reports on Form 8-K on February 5, 1997 and February 27, 1997. These reports were issued, respectively, to announce the sale of the Company's first "Double Eagle" petroleum product tanker to Mobil Corporation and to announce the signing of a "Teaming Agreement" with Electric Boat Corporation, a subsidiary of General Dynamics Corporation, to cooperatively build the U.S. Navy's new class of attack submarines, the NSSN.

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

Date: May 7, 1997