Form 10-Q
period 1997-06-22
NEWPORT NEWS SHIPBUILDING INC
filed 1997-08-04
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 22, 1997

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

Common Stock, par value $.01 per share:  34,918,303 shares as of July 15, 1997.

                                TABLE OF CONTENTS




                                                                                                           PAGE
Part I--Financial Information
     Newport News Shipbuilding Inc.
         Statements of Earnings - Second Quarter.....................................................        2
         Statements of Earnings - Six Months.........................................................        3
         Consolidated Balance Sheets.................................................................        4
         Statements of Cash Flows....................................................................        5
         Notes to Financial Statements...............................................................        6
         Management's Discussion and Analysis of Financial Condition and Results of Operations.......        8

Part II--Other Information
     Item 1. Legal Proceedings.......................................................................       11
     Item 2. Changes in Securities...................................................................        *
     Item 3. Defaults Upon Senior Securities.........................................................        *
     Item 4. Submission of Matters to a Vote of Security Holders.....................................       11
     Item 5. Other Information.......................................................................        *
     Item 6. Exhibits and Reports on Form 8-K........................................................       11




*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.


THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AND ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 26, 1997.

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                                     Second Quarter Ended
                                                                              -----------------------------------
                                                                              June 22, 1997         June 30, 1996
                                                                              -------------         -------------
Millions (Except Shares and Per Share Amounts)                               (Consolidated)          (Combined)

Revenues...............................................................         $    450             $     477
Operating Costs and Expenses...........................................              413                   437
                                                                                --------             ---------

Operating Earnings.....................................................               37                    40
Interest Expense, net of interest capitalized..........................               13                     8
                                                                                --------             ---------

Earnings Before Income Taxes...........................................               24                    32
Provision for Income Taxes.............................................               10                    14
                                                                                --------             ---------

Net Earnings...........................................................         $     14             $      18
                                                                                ========             =========


Weighted Average Number of Common Shares Outstanding...................         34,809,914                 N/A
                                                                                ==========           =========

Net Earnings Per Common Share..........................................         $ .39                $     N/A
                                                                                ========             =========

Dividends Declared Per Common Share....................................         $ .04                $     N/A
                                                                                ========             =========


The accompanying notes to unaudited financial statements are an integral part of these statements of earnings.

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                                       Six Months Ended
                                                                              -----------------------------------
                                                                              June 22, 1997         June 30, 1996
                                                                              -------------         -------------
Millions (Except Shares and Per Share Amounts)                               (Consolidated)          (Combined)

Revenues...............................................................         $    853             $     915
Operating Costs and Expenses...........................................              781                   834
                                                                                --------             ---------

Operating Earnings.....................................................               72                    81
Interest Expense, net of interest capitalized..........................               26                    17
                                                                                --------             ---------

Earnings Before Income Taxes...........................................               46                    64
Provision for Income Taxes.............................................               19                    27
                                                                                --------             ---------

Net Earnings...........................................................         $     27             $      37
                                                                                ========             =========


Weighted Average Number of Common Shares Outstanding...................         34,626,133                 N/A
                                                                                ==========           =========

Net Earnings Per Common Share..........................................         $ .77                $     N/A
                                                                                ========             =========

Dividends Declared Per Common Share....................................         $ .08                $     N/A
                                                                                ========             =========





The accompanying notes to unaudited financial statements are an integral part of these statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                          June 22, 1997         December 31, 1996
                                                                          -------------         -----------------
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents.........................................         $      41               $       1
Accounts Receivable...............................................               137                     182
Contracts in Process..............................................               247                     258
Inventory.........................................................                42                      45
Other Current Assets..............................................                 7                       5
                                                                           ---------               ---------

Total Current Assets..............................................               474                     491
                                                                           ---------               ---------

Noncurrent Assets
Property, Plant and Equipment, net................................               815                     836
Other Assets......................................................               170                     162
                                                                           ---------               ---------

Total Noncurrent Assets...........................................               985                     998
                                                                           ---------               ---------

                                                                           $   1,459               $   1,489
                                                                           =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable............................................         $     121               $     123
Short-Term Debt...................................................                28                      28
Deferred Income Taxes.............................................                 9                       4
Accrued Liabilities & Other.......................................               115                     101
                                                                           ---------               ---------

Total Current Liabilities.........................................               273                     256
                                                                           ---------               ---------

Noncurrent Liabilities
Long-Term Debt....................................................               566                     596
Deferred Income Taxes.............................................               184                     183
Postretirement Benefits...........................................               110                     109
Other Long-Term Liabilities.......................................                61                     113
Commitments and Contingencies (See Note 3)........................
                                                                           ---------               ---------
Total Noncurrent Liabilities......................................               921                   1,001
                                                                           ---------               ---------

Stockholders' Equity
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued
     and outstanding 34,862,101 shares at June 22, 1997,
     and 34,297,451 shares at December 31, 1996...................                 1                       1
Paid-In Capital...................................................               254                     245
Retained Earnings / (Accumulated Deficit).........................                10                    (14)
                                                                           ---------               ---------
Total Stockholders' Equity........................................               265                     232
                                                                           ---------               ---------

                                                                           $   1,459               $   1,489
                                                                           =========               =========



The accompanying notes to unaudited financial statements are an integral part of these balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                              -----------------------------------
                                                                              June 22, 1997         June 30, 1996
                                                                              -------------         -------------
Millions                                                                     (Consolidated)          (Combined)
Cash Flows from Operating Activities:
Net Earnings  ...........................................................       $   27               $    37
Adjustments to Reconcile Net Earnings Before Accounting Changes to
     Net Cash Provided by Operating Activities -
         Depreciation....................................................           34                    32
         Deferred Income Taxes...........................................           14                  (32)
         Allocated Corporate Interest, net of tax........................            -                    12
         Changes in Components of Working Capital -
           Decrease (Increase) in -
              Accounts Receivable........................................           45                  (58)
              Contracts in Process.......................................         (49)                  (19)
              Inventory..................................................            3                     5
              Note Receivable............................................            -                    18
              Other Current Assets.......................................          (3)                  (19)
           Increase (Decrease) in -
              Trade Accounts Payable.....................................          (2)                    11
              Accrued Liabilities & Other................................            6                  (10)
         Other, net......................................................            5                    22
                                                                                ------               -------
Net Cash Provided (Used) by Operating Activities.........................           80                   (1)
                                                                                ------               -------

Cash Flows from Investing Activities:
Capital Expenditures.....................................................         (12)                  (36)
Other....................................................................          (3)                   (9)
                                                                                ------               -------
Net Cash Used by Investing Activities....................................         (15)                  (45)
                                                                                ------               -------

Cash Flows from Financing Activities:
Cash Transfer from Former Parent.........................................            -                    45
Proceeds from Issuance of Common Stock...................................            8                     -
Dividends Paid...........................................................          (3)                     -
Payments on Long-Term Debt...............................................          (6)                     -
Net Decrease in Revolving Credit Facility................................         (24)                     -
                                                                                ------               -------
Net Cash (Used) Provided by Financing Activities.........................         (25)                    45
                                                                                ------               -------

Net Increase (Decrease) in Cash and Cash Equivalents.....................           40                   (1)
Cash and Cash Equivalents at Beginning of Period.........................            1                     2
                                                                                ------               -------

Cash and Cash Equivalents at End of Period...............................       $   41               $     1
                                                                                ======               =======

Cash Paid During the Period for Income Taxes.............................       $    -               $    50
                                                                                ======               =======

Cash Paid During the Period for Interest.................................       $   28               $     -
                                                                                ======               =======


The accompanying notes to unaudited financial statements are an integral part of these statements of cash flows.
                                  5

                         NEWPORT NEWS SHIPBUILDING INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended June 22, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

During the prior year, the Company reported quarterly results on a calendar-month basis consistent with its former parent. Beginning in 1997, the Company is reporting quarterly results on an accounting-month basis.

In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

Because there is no material dilution, net earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares were 34.8 million and 34.6 million for the three and six months ended June 22, 1997, respectively. Since the Company was a wholly-owned subsidiary prior to being spun off by its former parent on December 11, 1996, there are no comparable results for the prior periods.

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

For example, the Company and its former parent have received letters from the DCAA inquiring about certain aspects of the spinoff, including the disposition of the former parent's retirement plan (the "FPRP"), which covers salaried employees of the Company. In the event there is a determination that an amount is due to the Government related to the FPRP, the Company and its former parent will share the obligation for such amount, plus the amount of related defense expenses, in the ratio of 20% and 80%, respectively. Also, the DCAA recently conducted a post-award audit of the contract to build the aircraft carrier Reagan. The audit concerned the Company's submission to the U.S. Navy of data relating to labor and overhead costs in connection with the Reagan contract. A draft audit report was presented to the Company on May 27, 1997 along with a request for comments. The draft report is being reviewed and evaluated by the Company. While the ultimate outcome of these issues are uncertain, and no assurances can be given, it is not anticipated that they will have a material adverse impact on the financial position or results of operations of the Company.

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

The first two of the nine ships are scheduled for delivery in 1997. The remaining seven ships are scheduled for delivery in 1998 and 1999. The Company has estimated that it will incur construction costs of approximately $102 million in excess of the fixed contract prices on these vessels and has previously reserved this amount through charges against earnings. The Company believes that additional excess costs may be incurred in the construction of these vessels in the future, although the likelihood, timing and amount of such additional costs cannot be determined at this time. Whether the Company incurs such additional costs, and the amount, will depend on the level and timeliness of success it achieves in improving vessel design producibility and implementing a different building strategy going forward.

The Company intends to continue to review this program at the end of each quarter, and the estimate of excess costs to be incurred on these contracts may be revised upward at that time based on the facts then known to the Company.

Litigation

The Company is a defendant in matters of varying nature related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings should not have a material adverse impact on the financial position or results of operations of the Company.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing maintenance for other U.S. Navy vessels through work in overhauling, lifecycle engineering and repair. The U.S. Government accounted for approximately 89% and 94% of the Company's revenues for the six months ended June 22, 1997 and June 30, 1996, respectively.

RESULTS OF OPERATIONS

                                                                     For the Second Quarter Ended
-------------------------------------------------------------------------------------------------------------------
                                                                         1997          1996
-------------------------------------------------------------------------------------------------------------------
Millions
Revenues......................................................        $  450        $   477
Operating Earnings............................................            37             40

Revenues for the quarter of $450 million were $27 million less than the level reported for the same period in 1996. Aircraft carrier and commercial ship construction volume grew in comparison to last year, but overall Construction revenues dropped from $276 million in 1996 to $264 million in the second quarter of 1997 due to the absence of submarine construction work. Additionally, Overhaul & Repair revenues declined $33 million from $151 million to $118 million as a result of the Eisenhower carrier delivery in January of 1997.

Second quarter 1997 operating earnings decreased $3 million over the prior year second quarter. The earnings decline reflects lower income contributions associated with the completion of the Los Angeles-class submarine construction program in 1996 and lower Overhaul & Repair income associated with the January 1997 delivery of the aircraft carrier Eisenhower, as well as favorable margins in 1996 attributable to the mix of work and the maturity of several contracts. Partially offsetting these decreases was the 1997 improvement in the Construction area reflecting strong carrier contributions, while 1996 was impacted by the recognition of commercial construction and Sealift losses.

                                                                       For the Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                         1997          1996
-------------------------------------------------------------------------------------------------------------------
Millions
Revenues......................................................        $  853        $   915
Operating Earnings............................................            72             81

Revenues for the 1997 first half decreased $62 million to $853 million compared with the 1996 period primarily due to the completion of the Los Angeles-class submarine construction program in 1996 and less Overhaul & Repair activity, partially offset by increased product tanker and carrier construction revenue.

First half 1997 operating earnings decreased $9 million over the prior year first half primarily due to the same factors explained above for the second quarter.

The Company's backlog was $3.1 billion at June 22, 1997, substantially all of which was U.S. Navy-related.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NEW ACCOUNTING STANDARDS

The SEC issued final rules (Release 33-7386) governing disclosure requirements for financial instruments, including derivatives. These rules identify seven items to be disclosed, when material. The Company has no material items to report related to these disclosure requirements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:


                                                                       For the Six Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                         1997          1996
-------------------------------------------------------------------------------------------------------------------
Millions
Net cash provided (used) by operating activities..............       $    80        $   (1)
Capital expenditures..........................................          (12)           (36)
Other investing cash flows....................................           (3)            (9)
                                                                     -------        -------

Subtotal......................................................            65           (46)
Financing activities..........................................          (25)             45
                                                                     -------        -------

Net increase (decrease) in cash and cash equivalents..........       $    40        $   (1)
                                                                     =======        =======

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

The $81 million increase in 1997's comparative cash flows from operating activities is primarily due to a decreased investment in working capital, partially offset by lower operating earnings. The lower operating earnings are attributable to the factors discussed above in "Results of Operations." The reduction in working capital was due to normal timing fluctuations and management initiatives as well as efforts by the Company to reduce inventories. This decrease was partially offset by the fact that prices on certain commercial construction contracts are not billable until delivery, and as such, attendant contracts in process costs incurred during the first half of 1997 that were not billable increased over the comparable period in 1996. Additionally, 1997 reflects lower tax payments due to the recognition of losses previously deferred for tax purposes on commercial tankers and a net operating loss carry forward from 1996.

CAPITAL EXPENDITURES

The $24 million decrease in capital expenditures for the quarter ended June 22, 1997 compared to the quarter ended June 30, 1996 is attributable to higher expenditures related to capital improvement programs during the prior year. The 1996 capital improvement programs consisted principally of three separate projects: (i) the development of a state-of-the-art automated steel cutting and fabrication facility; (ii) the extension of a dry dock facility; and (iii) the construction of the Carrier Refueling Complex. All three of these projects were substantially complete at the end of 1996, thus explaining the current period reduction in capital investments.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OTHER INVESTING CASH FLOWS

The 1997 and 1996 investing activities relate to an investment for a 49% ownership interest in a vessel-owning limited partnership with a U.S. shipping firm.

FINANCING ACTIVITIES

For the six months ended June 30, 1996, the Company received $45 million from its former parent to meet working capital needs and fund capital expenditure requirements. The financing activities in 1997 reflect the receipt of $8 million from the issuance of common stock related to the Company's benefit plans. These funds, as well as those generated from operations, enabled the Company to pay off long-term debt and pay quarterly dividends of four cents per share.

DEBT AND INTEREST ALLOCATION

Results for the six months ended June 30, 1996 reflect the Company's former parent's historical practice to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and centrally manage various cash functions. Consequently, corporate debt of the former parent and its related interest expense was allocated to the Company based on the portion of their investment in the Company which was deemed to be debt, generally based upon the ratio of the Company's net assets to the former parent's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt. The Company was also allocated tax benefits approximating 35% of the allocated pre-tax interest expense. Although interest expense, and the related tax effects, were allocated to the Company for financial reporting on a historical basis, the Company was not billed for these amounts.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms and phrases as "intends," "estimates," "expects," "projects," "anticipates," "should," "believes" and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general political, economic and competitive conditions; (b) initiatives to reduce the federal budget deficit and reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, thus impairing the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.
                                     10

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Financial Statements contained herein, which is incorporated in this Item 1 of
Part II by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 1997, the Company held its 1997 Annual Meeting of stockholders. In addition to the re-election of three Class I directors, three proposals were presented to the stockholders for their approval. The outcome of the voting on the three proposals was as follows:

1. Proposal to approve an amendment to the Newport News Shipbuilding Stock Ownership Plan to increase by 1,250,000 shares the number of shares of the Company's common stock available for awards under the plan.

     For                   Against          Abstain           Broker Non-votes
     ----------            ---------        -------           ----------------
     23,738,482            7,286,712        135,642                 None

2. Proposal to approve an amendment to the Newport News Shipbuilding 1997 Employee Stock Purchase Plan to increase by 400,000 shares the number of shares of the Company's common stock authorized for issuance under the plan.

     For                   Against            Abstain         Broker Non-votes
     ----------            ---------          -------         ----------------
     28,936,453            2,049,253          175,130               None

3. Proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for 1997.

     For                   Against            Abstain         Broker Non-votes
     ----------            -------            -------         ----------------
     31,029,598            73,059             58,179                None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 11.1  Statement Re Computation of Per Share Earnings - Second Quarter
Exhibit 11.2  Statement Re Computation of Per Share Earnings - Six Months Ended

Exhibit 27.1  Financial Data Schedule

Newport News Shipbuilding Inc. filed a current report on Form 8-K on April 1, 1997. The Form 8-K was filed to report the amendment of the Rights Agreement, dated as of December 11, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent, whereby the minimum percentage share ownership at which the Company's Board of Directors, under circumstances described in the Rights Agreement, can declare a shareholder an "Adverse Person" was increased from 10% to 15% of the Company's issued and outstanding Common Stock.
                                       11

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

Date:  August 4, 1997
                                         12