Form 10-Q
period 1997-09-21
NEWPORT NEWS SHIPBUILDING INC
filed 1997-11-04
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 21, 1997


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-12385


                         NEWPORT NEWS SHIPBUILDING INC.
             (Exact name of registrant as specified in its charter)


Delaware                                              74-1541566
----------                                            -----------
State or Other Jurisdiction of                        IRS Employer
Incorporation or Organization                         Identification No.

4101 Washington Avenue, Newport News, Virginia        23607
----------------------------------------------        -----
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


Common Stock, par value $.01 per share: 34,948,663 shares as of October 15, 1997.

                                TABLE OF CONTENTS




                                                                                                           PAGE
Part I--Financial Information
     Newport News Shipbuilding Inc.
     Statements of Earnings - Third Quarter..........................................................        2
         Statements of Earnings - Nine Months........................................................        3
         Consolidated Balance Sheets.................................................................        4
         Statements of Cash Flows....................................................................        5
         Notes to Financial Statements...............................................................        6
         Management's Discussion and Analysis of Financial Condition and Results of Operations.......        8


Part II--Other Information

     Item 1. Legal Proceedings.......................................................................       11
     Item 2. Changes in Securities and Use of Proceeds...............................................       11
     Item 3. Defaults Upon Senior Securities.........................................................        *
     Item 4. Submission of Matters to a Vote of Security Holders.....................................        *
     Item 5. Other Information.......................................................................        *
     Item 6. Exhibits and Reports on Form 8-K........................................................       11





*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.



THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AND ITS QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 26, 1997 AND JUNE 22, 1997.

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                                      Third Quarter Ended
                                                                            -------------------------------------
                                                                              September 21,         September 30,
                                                                                  1997                1996
                                                                           ------------------    ----------------
Millions (Except Shares and Per Share Amounts)                               (Consolidated)          (Combined)

Revenues...............................................................         $    423             $     522
Operating Costs and Expenses...........................................              409                   486
Other Income (Expense), net............................................                2                     -
                                                                                --------             ---------

Operating Earnings.....................................................               16                    36
Interest Expense, net of interest capitalized..........................               14                     8
                                                                                --------             ---------

Earnings Before Income Taxes...........................................                2                    28
Provision for Income Taxes.............................................                1                    13
                                                                                --------             ---------

Net Earnings...........................................................         $      1             $      15
                                                                                ========             =========


Weighted Average Number of Common Shares Outstanding...................         34,907,846                 N/A
                                                                                ==========           =========

Net Earnings Per Common Share..........................................         $ .05                $     N/A
                                                                                ========             =========


Dividends Declared Per Common Share....................................         $ .04                $     N/A
                                                                                ========             =========


 The accompanying notes to unaudited financial statements are an integral part of these statements of earnings.

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                                                                       Nine Months Ended
                                                                            -------------------------------------
                                                                              September 21,         September 30,
                                                                                  1997                  1996
                                                                             --------------          -----------
Millions (Except Shares and Per Share Amounts)                               (Consolidated)          (Combined)

Revenues...............................................................         $  1,276             $   1,437
Operating Costs and Expenses...........................................            1,190                 1,320
Other Income (Expense), net............................................                2                     -
                                                                                --------             ---------

Operating Earnings.....................................................               88                   117
Interest Expense, net of interest capitalized..........................               40                    25
                                                                                --------             ---------

Earnings Before Income Taxes...........................................               48                    92
Provision for Income Taxes.............................................               20                    40
                                                                                --------             ---------

Net Earnings...........................................................         $     28             $      52
                                                                                ========             =========


Weighted Average Number of Common Shares Outstanding...................         34,715,221                 N/A
                                                                                ==========           =========

Net Earnings Per Common Share..........................................         $   .82              $     N/A
                                                                                ========             =========

Dividends Declared Per Common Share....................................         $   .12              $     N/A
                                                                                ========             =========


 The accompanying notes to unaudited financial statements are an integral part of these statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    September 21, 1997          December 31, 1996
                                                                     --------------------     --------------------
Millions (Except Share Amounts)
ASSETS
Current Assets

Cash and Cash Equivalents.........................................         $      73               $       1
Accounts Receivable...............................................               110                     182
Contracts in Process..............................................               217                     258
Deferred Income Taxes.............................................                 8                       -
Inventory.........................................................                41                      45
Other Current Assets..............................................                 8                       5
                                                                           ---------               ---------

Total Current Assets..............................................               457                     491
                                                                           ---------               ---------


Noncurrent Assets

Property, Plant and Equipment, net................................               801                     836
Other Assets......................................................               204                     162
                                                                           ---------               ---------

Total Noncurrent Assets...........................................             1,005                     998
                                                                           ---------               ---------

                                                                           $   1,462               $   1,489
                                                                           =========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Trade Accounts Payable............................................         $     112               $     123
Short-Term Debt...................................................                28                      28
Deferred Income Taxes.............................................                 -                       4
Accrued Liabilities & Other.......................................               140                     101
                                                                           ---------               ---------

Total Current Liabilities.........................................               280                     256
                                                                           ---------               ---------

Noncurrent Liabilities

Long-Term Debt....................................................               552                     596
Deferred Income Taxes.............................................               196                     183
Postretirement Benefits...........................................               108                     109
Other Long-Term Liabilities.......................................                61                     113
Commitments and Contingencies (See Note 3)........................         ---------              ----------


Total Noncurrent Liabilities......................................               917                   1,001
                                                                           ---------               ---------


Stockholders' Equity
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued
     and outstanding 34,925,489 shares at September 21, 1997,
     and 34,297,451 shares at December 31, 1996...................                 1                       1
Paid-In Capital...................................................               253                     245
Retained Earnings / (Accumulated Deficit).........................                11                    (14)
                                                                           ---------               ---------
Total Stockholders' Equity........................................               265                     232
                                                                           ---------               ---------

                                                                           $   1,462               $   1,489
                                                                           =========               =========



    The accompanying notes to unaudited financial statements are an integral part of these balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                            -------------------------------------
                                                                              September 21,         September 30,
                                                                                  1997                  1996
                                                                           ------------------    -----------
Millions                                                                     (Consolidated)          (Combined)
Cash Flows from Operating Activities:
Net Earnings  ...........................................................       $   28               $    52
Adjustments to Reconcile Net Earnings Before Accounting Changes to
     Net Cash Provided by Operating Activities -
         Depreciation....................................................           51                    48
         Deferred Income Taxes...........................................            9                  (41)
         Allocated Corporate Interest, net of tax........................            -                    16
         Changes in Components of Working Capital -
           Decrease (Increase) in -
              Accounts Receivable........................................           73                  (38)
              Contracts in Process.......................................         (20)                  (35)
              Inventory..................................................            4                     6
              Other Current Assets.......................................          (3)                  (12)
           Increase (Decrease) in -
              Trade Accounts Payable.....................................         (11)                  (33)
              Accrued Liabilities & Other................................           31                    16
         Other, net......................................................         (27)                    25
                                                                                ------               -------
Net Cash Provided by Operating Activities................................          135                     4
                                                                                ------               -------
Cash Flows from Investing Activities:
Capital Expenditures.....................................................         (16)                  (55)
Other....................................................................          (3)                  (11)
                                                                                ------               -------
Net Cash Used by Investing Activities....................................         (19)                  (66)
                                                                                ------               -------
Cash Flows from Financing Activities:
Cash Transfer from Former Parent.........................................            -                    61
Net Decrease in Revolving Credit Facility................................         (24)                     -
Payments on Long-Term Debt...............................................         (21)                     -
Proceeds from Issuance of Common Stock...................................           9                      -
Disbursements for Employee Stock Plans...................................          (4)                     -
Dividends Paid...........................................................          (4)                     -
                                                                                ------               -------
Net Cash (Used) Provided by Financing Activities.........................         (44)                    61
                                                                                ------               -------
Net Increase (Decrease) in Cash and Cash Equivalents.....................           72                   (1)
Cash and Cash Equivalents at Beginning of Period.........................            1                     2
                                                                                ------               -------
Cash and Cash Equivalents at End of Period...............................       $   73               $     1
                                                                                ======               =======
Cash Paid During the Period for Income Taxes.............................       $    1               $    67
                                                                                ======               =======
Cash Paid During the Period for Interest.................................       $   32               $     -
                                                                                ======               =======

         The accompanying notes to unaudited financial statements are an integral part of these statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 21, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and its quarterly reports on Form 10-Q for the quarters ended March 26, 1997 and June 22, 1997.

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

2. EARNINGS PER SHARE

Because there is no significant dilution, net earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares were 34.9 million and 34.7 million for the three and nine months ended September 21, 1997, respectively. Since the Company was a wholly-owned subsidiary prior to being spun off by its former parent on December 11, 1996, there are no comparable results for the prior periods.

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


For example, the Company and its former parent have received letters from the DCAA inquiring about certain aspects of the spinoff, including the disposition of the former parent's retirement plan (the "FPRP"), which covers salaried employees of the Company. In the event there is a determination that an amount is due to the Government related to the FPRP, the Company and its former parent will share the obligation for such amount, plus the amount of related defense expenses, in the ratio of 20% and 80%, respectively. Also, the DCAA recently conducted a post-award audit of the contract to build the aircraft carrier Reagan. The audit concerned the Company's submission to the U.S. Navy of data relating to labor and overhead costs in connection with the Reagan contract. A draft audit report was presented to the Company on May 27, 1997 along with a request for comments. The draft report is being reviewed and evaluated by the Company. While the ultimate outcome of these issues is uncertain, and no assurances can be given, it is not anticipated that they will have a material adverse impact on the financial position or results of operations of the Company.

                         NEWPORT NEWS SHIPBUILDING INC.

Significant Estimates
From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine Double Eagle product tankers. In January 1997, the Company, one of the original purchasers and Mobil Oil Corporation ("Mobil") entered into an agreement whereby Mobil agreed to acquire the first ship.

The first of the nine ships was delivered at the end of September 1997 and the second ship is scheduled for delivery in late 1997. The remaining seven ships are scheduled for delivery in 1998, 1999, and 2000. The Company has estimated that it will incur construction costs of approximately $159 million in excess of the fixed contract prices on these vessels and has reserved this amount through charges against current year earnings ($57 million) and previous years' earnings ($102 million). The charge against current year earnings reflects the completion of the design for the domestic class of ships and its anticipated impact on delivery schedules, manning plans, and learning curve projections. Material procurement and subcontractor cost estimates have also increased due to the substantial design differences that exist between the international and domestic classes of the Double Eagle product tanker.

The Company intends to continue to review this program at the end of each quarter. There can be no assurance that the estimate of costs to be incurred on these contracts will not be revised at that time based on the facts then known to the Company.


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

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing maintenance for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 90% and 94% of the Company's revenues for the nine months ended September 21, 1997 and September 30, 1996, respectively.

RESULTS OF OPERATIONS


                                 For the Third Quarter Ended
-------------------------------------------------------------------------------
                                     1997          1996
--------------------------------------------------------------------------------
Millions
Revenues.........................  $  423        $   522
Operating Earnings...............      16             36

Revenues for the quarter of $423 million were $99 million less than the level reported for the same period in 1996. Commercial ship construction volume grew in comparison to last year, but overall Construction revenues dropped in the third quarter of 1997 due to the absence of submarine construction work and a decrease in conversion work. Additionally, Overhaul & Repair revenues declined as a result of the Eisenhower carrier delivery in January of 1997.

Third quarter 1997 operating earnings decreased $20 million over the prior year third quarter. The earnings decline reflects a charge of $57 million to increase loss reserves for Double Eagle product tankers, lower income contributions associated with the completion of the Los Angeles-class submarine construction program in 1996, and lower Overhaul & Repair income associated with the January 1997 delivery of the aircraft carrier Eisenhower. Partially offsetting these decreases was the 1997 improvement in the Construction area reflecting strong carrier contributions, particularly with respect to the Reagan contract, while 1996 was impacted by the recognition of commercial construction and Sealift losses. In addition to the improvements in the carrier program, third quarter 1997 operating earnings were also favorably impacted by the recognition of an increased asset related to postretirement benefits (PRB) and postemployment benefits (PEB). The Company previously recorded assets for the portion of the PRB and PEB liabilities that was recoverable under its government contracts. Based on recent contract awards, such as for Roosevelt overhaul and repair work and Nimitz planning, and the projected allocation of these costs to work objectives, the Company expects to recover a larger portion of the reserves that were originally established for these benefits.

                                         For the Nine Months Ended
--------------------------------------------------------------------------------
                                           1997          1996
--------------------------------------------------------------------------------
Millions
Revenues...............................   $1,276        $ 1,437
Operating Earnings.....................       88            117

Revenues for the first nine months of 1997 decreased $161 million to $1,276 million compared with the 1996 period primarily due to the completion of the Los Angeles-class submarine construction program in 1996 and less Overhaul & Repair activity, partially offset by increased product tanker and carrier construction revenue.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating earnings for the first nine months of 1997 decreased $29 million over the prior year period primarily due to lower income contributions associated with the completion of the Los Angeles-class submarine construction program in 1996, lower Overhaul & Repair income associated with the January 1997 delivery of the aircraft carrier Eisenhower, and one-time gains in 1996 attributable to the mix of work and maturity of several contracts. Partially offsetting these decreases was the 1997 improvement in the Construction area reflecting strong carrier contributions, particularly with respect to the Reagan contract, and recognition of an increased asset related to postretirement benefits and postemployment benefits, while 1996 was impacted by the recognition of Sealift losses.

The Company's backlog was $3.1 billion at September 21, 1997, substantially all of which was U.S. Navy-related.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                                                       For the Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                         1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Millions
Net cash provided by operating activities.....................         $   135        $     4
Capital expenditures..........................................            (16)           (55)
Other investing cash flows....................................             (3)           (11)
                                                                       -------        -------
Subtotal......................................................             116           (62)
Financing activities..........................................            (44)             61
                                                                       -------        -------
Net increase (decrease) in cash and cash equivalents..........         $    72        $   (1)
                                                                       =======        =======


NET CASH PROVIDED BY OPERATING ACTIVITIES


The $131 million increase in 1997's comparative cash flows from operating activities is primarily due to a decreased investment in working capital, partially offset by lower operating earnings and higher interest payments as compared to the prior year. (See "Debt and Interest Allocation" for a discussion of 1996 interest expense). The lower operating earnings are attributable to the factors discussed above in "Results of Operations." The reduction in working capital was due to normal timing fluctuations and management initiatives, as well as efforts by the Company to reduce accounts receivable balances. Additionally, 1997 reflects lower tax payments due to the recognition of losses previously deferred for tax purposes on commercial tankers and a net operating loss carry forward from 1996.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


CAPITAL EXPENDITURES

The $39 million decrease in capital expenditures for the period ended September 21, 1997 compared to the period ended September 30, 1996 is attributable to higher expenditures related to capital improvement programs during the prior year. The 1996 capital improvement programs consisted principally of three separate projects: (i) the development of a state-of-the-art automated steel cutting and fabrication facility; (ii) the extension of a dry dock facility; and
(iii) the construction of the Carrier Refueling Complex. All three of these projects were substantially complete at the end of 1996, thus explaining the current period reduction in capital investments.


OTHER INVESTING CASH FLOWS

The 1997 and 1996 investing activities relate to an investment for a 49% ownership interest in a vessel-owning limited partnership with a U.S. shipping firm.

FINANCING ACTIVITIES


For the nine months ended September 30, 1996, the Company received $61 million from its former parent to meet working capital needs and fund capital expenditure requirements. The financing activities in 1997 reflect the receipt of $9 million from the issuance of common stock related to the Company's benefit plans. These funds, as well as those generated from operations, enabled the Company to pay off long-term debt, to purchase Company stock on the open market for employee benefit plans, and pay quarterly dividends of four cents per share.


DEBT AND INTEREST ALLOCATION


Results for the nine months ended September 30, 1996 reflect the Company's former parent's historical practice to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and centrally manage various cash functions. Consequently, corporate debt of the former parent and its related interest expense was allocated to the Company based on the portion of their investment in the Company which was deemed to be debt, generally based upon the ratio of the Company's net assets to the former parent's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt. The Company was also allocated tax benefits approximating 35% of the allocated pre-tax interest expense. Although interest expense, and the related tax effects, were allocated to the Company for financial reporting on a historical basis, the Company was not billed for these amounts.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

As of October 9, 1997, in connection with the Rights Agreement (the "Rights Agreement"), dated December 11, 1996, as amended by Amendment No. 1 thereto, between the Company and First Chicago Trust Company of New York, as Rights Agent, the Company entered into Amendment No. 2 to the Rights Agreement ("Amendment No. 2"). Amendment No. 2 provides that Rights shall be issued in respect of all shares of Common Stock that are issued (whether originally issued or from the Company's treasury) after the Record Date but prior to (i) in the case of shares of Common Stock issued pursuant to options or other stock-based awards granted prior to the Distribution Date under any of the Company's employee or director compensation plans now or hereafter in effect, the Expiration Date, and (ii) in the case of all other issuances of Common Stock, the earlier of the Distribution Date or the Expiration Date.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 3.1       By-laws of Newport News Shipbuilding Inc. Amended and Restated as of October 9, 1997.

Exhibit 10.1      Amendment No.1 to Newport News Shipbuilding Inc. Stock Ownership Plan,
                  effective as of July 1, 1997.
Exhibit 10.2      Amendment No. 2 to Newport News  Shipbuilding  Inc. Stock Ownership Plan,  effective as of October 9,
                  1997.
Exhibit 10.3      Amendment No. 3 to Newport News  Shipbuilding  Inc.  Stock  Ownership  Plan,  effective as of May 16,
                  1997.
Exhibit 10.4      Amendment No. 2 to 1997 Stock Plan for Directors of Newport News  Shipbuilding  Inc., effective as of
                  October 9, 1997.
Exhibit 10.5      Amendment No. 2 to Newport News  Shipbuilding  Inc. Change in Control  Severance Benefit Plan for
                  Key Executives, effective as of October 9, 1997.
Exhibit 10.6      Amendment No. 2 to Rights Agreement, dated as of October 9, 1997.

Exhibit 11.1      Statement Re Computation of Per Share Earnings - Third Quarter
Exhibit 11.2      Statement Re Computation of Per Share Earnings - Nine Months Ended


Exhibit 27.1      Financial Data Schedule



Newport News Shipbuilding Inc. filed a current report on Form 8-K on September 18, 1997. The Form 8-K was filed to report a $57 million charge to earnings related to Double Eagle product tankers, and the extension of construction and delivery schedules for the five domestic ships under contract.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         Newport News Shipbuilding Inc.


                                           By   David J. Anderson
                                             -------------------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer


Date:  November 4, 1997