Form 10-K
period 1997-12-31
NEWPORT NEWS SHIPBUILDING INC
filed 1998-03-31
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                                        Name of Each Exchange
Title of Each Class                                      on Which Registered
Common Stock, $0.01 Par Value                        New York Stock Exchange
(and associated Preferred Stock Purchase Rights)     Chicago Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $980,255,986 at March 12, 1998.

35,096,044 shares of the registrant's Common Stock and associated preferred stock purchase rights were outstanding at March 12, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 15, 1998.

                                     PART I

ITEM 1.  BUSINESS

The Company is the largest non-government-owned shipyard in the United States, as measured by each of revenues, size of facilities, and number of employees. Its primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U. S. Navy. The Company believes it currently is: (i) the only shipyard capable of building the Navy's nuclear-powered aircraft carriers, (ii) the only non-government-owned shipyard capable of refueling and overhauling the Navy's nuclear-powered aircraft carriers, and (iii) one of only two shipyards capable of building nuclear-powered submarines. Since its inception in 1886, the Company has developed a preeminent reputation through the construction of 264 naval ships and 543 commercial vessels.

Aircraft carrier and submarine construction contracts with the U.S. Navy have generated the majority of the Company's revenues. Overall, the Company's U.S. Navy business accounted for approximately 94%, 94%, and 97% of the Company's revenues for 1997, 1996, and 1995, respectively. Newport News has built nine of the 12 active aircraft carriers in the U.S. fleet, including all eight nuclear-powered aircraft carriers. For the last 36 years, Newport News has been the sole designer and builder of the U.S. Navy's aircraft carriers.

On December 11, 1996, in connection with a corporate reorganization, the Company's former parent and its subsidiaries undertook and completed various intercompany transfers and distributions designed to restructure, divide, and separate their then existing businesses, assets, liabilities, and operations so that, among other things, the shipbuilding business of the Company's former parent ("Shipbuilding Business") would be owned by the Company. The former parent subsequently distributed (the "spinoff") pro rata to holders of the parent company's common stock all of the outstanding common stock of the Company.

Unless the context otherwise requires, as used herein, the term "Company" refers: (i) for periods prior to the spinoff to Newport News Shipbuilding and Dry Dock Company ("Newport News"), a Virginia corporation, and certain other subsidiaries through which the former parent conducted its Shipbuilding Business during such periods, and (ii) for periods after the spinoff, to Newport News Shipbuilding Inc. ("NNS"), a Delaware corporation, and its consolidated subsidiaries, including Newport News.

For a summary of the Company's revenues and operating earnings by classes of products and service, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSTRUCTION

The Company's primary activity is constructing ships, with approximately 55%, 55%, and 63% of revenues for the years ended December 31, 1997, 1996, and 1995, respectively, being generated from construction work. In recent history, the Company has principally been engaged in designing, constructing, overhauling and repairing aircraft carriers and submarines for the U.S. Navy, and the Company's strategy is to maintain this focus on its core business while selectively pursuing related markets such as U.S. Navy non-nuclear surface ship construction, maintenance and repair.

Currently, the Company is constructing two Nimitz-class nuclear-powered aircraft carriers, Harry S. Truman and Ronald Reagan, which are scheduled for delivery in 1998 and 2002, respectively. Long-lead funding for an additional Nimitz-class aircraft carrier, the last in its class, was originally scheduled to begin in 2000, with full funding for the construction of the carrier slated for 2002. The Company proposed accelerating funding as a means of reducing the acquisition cost of the carrier, and Congress responded by providing $50 million in fiscal year 1998 for the program. Currently, the U.S. Navy is reviewing the possible acceleration of the full construction award to 2001; however, the Company can give no assurances as to whether or when such an acceleration might occur.

As part of its continuing efforts to provide value and attract future carrier work, the Company established its Carrier Innovation Center ("Center"). The Center provides a state-of-the-art venue for design and system solutions to reduce both acquisition and life-cycle costs of ships. The Center seeks to develop the most innovative and cost-effective designs for future aircraft carriers built at the Company. The Center also seeks to provide an optimum setting for integrated product and process development teams.

The Company is currently performing design concept studies for the next generation of aircraft carriers to follow the Nimitz-class. The first aircraft carrier in this new class, CV(X) 78, is expected to be awarded in 2006. Because of its past experience in designing, integrating, and manufacturing aircraft carriers, and the lack of direct competitors, the Company believes it is in a strong competitive position to be awarded these contracts, although no assurances can be given that it will receive any award, that the project will not be delayed, or that the project will be funded by Congress.

The Company is also one of two U.S. manufacturers of nuclear-powered submarines. The Company has constructed 53 nuclear-powered submarines, including 39 attack submarines and 14 of the larger, fleet ballistic missile submarines. The Company delivered its final Los Angeles-class submarine on August 15, 1996.

At the urging of the U.S. Navy, the Company and Electric Boat Corporation ("Electric Boat"), a wholly-owned subsidiary of General Dynamics Corporation, reached an agreement in February 1997 to cooperatively build the first four new nuclear attack submarines ("NSSNs") included in the President's defense budget. The teaming agreement calls for each company to construct certain portions of each submarine, with final assembly, testing, outfitting, and delivery alternating between the two yards. Electric Boat will act as the prime contractor and lead designer under the agreement. In September 1997, Congress approved the Company's teaming arrangement for co-production of the first four NSSNs as part of the 1998 fiscal year defense authorization and appropriations processes. The teaming arrangement ensures the Company's early and ongoing participation in this important program. Design, development, and planning work will take place over the course of 1998, with the Company initiating significant NSSN construction in early 1999. The Company estimates that the NSSN program could total up to 30 submarines, although no assurances can be given as to the number of NSSNs that ultimately will be procured and built by the Company, either alone or in cooperation with Electric Boat.

The Company also completed the complex conversion of the second of two container ships to roll-on, roll-off heavy armored vehicle Sealift transportation ships for the U.S. Navy. The first ship was delivered in August 1996 and the second ship was delivered in May 1997.

As part of a strategy introduced in the early 1990's to add to its core U.S. Navy business, the Company pursued orders for products and services from commercial customers. From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine Double Eagle product tankers. In March 1998, the Company announced changes in its commercial shipbuilding business that will result in a reduction in the number of ships to be built and a withdrawal from this market by the middle of 1999 (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Product Tankers").

OVERHAUL AND REPAIR

The Company provides ongoing maintenance for the U.S. Navy's vessels through overhaul, refueling, and repair work. The Company possesses unique expertise in servicing nuclear naval systems, and believes it is the only non-government-owned shipyard presently capable of refueling nuclear-powered aircraft carriers. The Company has had a leading share of the market in aircraft carrier refueling and overhauls.

In an effort to enhance the Company's operations in this area, the Company completed its Consolidated Refueling Facility ("CRF") at a cost of approximately $20 million in early 1997. The CRF supports the Company's Naval refueling program by, among other things, consolidating refueling operations from 13 different facilities throughout the Company. The CRF is a 58,000 square-foot complex consisting of production, warehousing, and training areas.

The Company also began planning and construction of a $26 million Radiological Support Facility ("RSF") in late 1997. Scheduled for completion in 2000, the RSF will relocate radiological support activities from 23 sites in the shipyard to a single facility. The facility will house a liquid waste treatment plant, various laboratory functions, and capabilities for handling hazardous/radioactive material.

Aircraft carrier work is generally assigned by the U.S. Navy based on the type of work, location, and cost. The Company finished the overhaul and repair of the USS Dwight D. Eisenhower in early 1997. In late 1997, overhaul and repair work was completed on the USS Enterprise, and in the third quarter of 1998, similar work will be completed on the USS Theodore Roosevelt. The Company also completes "Post Shake-Down Availabilities" on carriers and submarines, consisting of repairs and maintenance after original delivery of a vessel to the U.S. Navy.

The Company expanded its overhaul work in 1994 with its first contract to overhaul a guided missile destroyer, the USS Thorn. The Company has completed a series of destroyer repair jobs since that time. In the first quarter of 1997, the Company completed its first overhaul of an Aegis-class ship, the USS Monterey.

In December 1997, the Company completed its acquisition of Continental Maritime Industries, Inc. ("CMI"), a ship repair yard in San Diego, California engaged in repair programs for the U.S. Navy's West Coast fleet. The acquisition is a key component of the Company's long-term strategy to broaden its base of services to the Navy. In addition to providing an immediate presence in San Diego, the Navy's primary homeport on the West Coast, CMI offers the Company an experienced management team that has a successful track record in the West Coast ship repair and fleet support markets.

ENGINEERING

The Company provides engineering, planning, and design services primarily to the U.S. Navy. The Company maintains a stable level of funded engineering support services for the U.S. Navy, which includes new aircraft carrier research and development, reactor plant planning, aircraft carrier engineering support, and training and logistics. The Company is a leader in aircraft carrier design, performing a majority of the ship integration and related design development work of the Naval Sea Systems Command. Navy shipyards, however, have historically received design contracts for the non-nuclear portions of the aircraft carriers. The Company has been able to apply its engineering capabilities in a variety of projects for the U.S. Navy, including being the lead design yard for the Los Angeles-class and Seawolf-class submarines.

GOVERNMENT CONTRACTING, CLAIMS AND INVESTIGATIONS

More than 90% of the Company's sales involve contracts entered into with the U.S. Government. The Company's principal U.S. Government business is currently performed under fixed price ("FP"), fixed price plus incentive fee ("FPIF"), cost plus incentive fee ("CPIF") , and cost plus fixed fee ("CPFF") contracts. The risk to the Company of not being reimbursed for its costs varies with the type of contract. Under FP contracts, the contractor retains all cost savings on completed contracts, but is liable for the full amount of all expenditures in excess of the contract price. FPIF contracts, on the other hand, provide for cost sharing between the U.S. Government and the contractor. The contractor's fee is increased or decreased according to a formula set forth in the contract, which generally compares the amount of cost incurred to the contract target cost. The Government is liable for all allowable costs up to a ceiling price. Under CPIF contracts, the contractor's profit is determined by a contractually specified formula, which essentially compares allowable incurred costs to the contract target cost. Under CPFF contracts, with few exceptions, the fee is the same without regard to the amount of cost incurred. The Company currently constructs aircraft carriers pursuant to FPIF contracts, but it performs work for the U.S. Government under all the types of contracts described above.

Contracting with the U.S. Government can also result in the Company filing a Request for Equitable Adjustment ("REA") in connection with a contract. REAs represent claims against the U.S. Government for changes in the original contract specifications and resulting delays and disruption in contract performance. There are currently no material REAs under negotiation with the Company's customers.

The U.S. Government has the right to suspend or debar a contractor from government contracting for violations of certain statutes or government procurement regulations. The U.S. Government may also unilaterally terminate contracts at its convenience with compensation for work completed.

As a general practice within the defense industry, the Defense Contract Audit Agency (the "DCAA") and other government agencies continually review the cost accounting and other practices of government contractors, including the Company, conduct other investigations, and make specific inquiries. In the course of those reviews and investigations, cost accounting and other issues are identified, discussed and settled, or resolved through legal proceedings.

As with many government contractors, the government has from time to time recommended that certain of the Company's contract prices be reduced, or costs allocated to its government contracts be disallowed. Some of these recommendations involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, the Company has made adjustments to its contract prices and the cost allocated to its government contracts.


The Company is currently involved in several such audit and other investigative proceedings with the U.S. Government. Although the eventual outcome of these audits and investigations cannot be determined at this time, management believes, based on current information, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations (See Note 14 - "Commitments and Contingencies" to the Financial Statements of the Company).

COMPETITION

In the Company's opinion, the number of programs currently planned by the U.S. Navy over the next several years will increase competitive pressures among U.S. shipyards presently engaged in ship design and construction. The reduced level of shipbuilding activity by the U.S. Navy during the past decade has resulted in significant workforce reductions in the industry, but almost no infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of large shipyards.

The Company believes an existing government-owned U.S. West Coast shipyard could refuel nuclear-powered carriers if it made substantial investments in its facilities, personnel, and training. An existing government-owned U.S. East Coast shipyard is presently involved in nuclear refueling, overhauling, and de-activation of Los Angeles-class submarines. With respect to the market for U.S. military contracts for other types of vessels, there are principally six major private U.S. shipyards, including the Company, that compete for contracts to construct, overhaul, repair or convert other types of surface combatant vessels. The Company is also directly dependent upon the allocation of defense monies to the U.S. Navy.

In addition to competition from other shipyards, the Company competes for project approval and funding with firms providing other defense products and services, such as tanks and aircraft, to other branches of the armed forces, and with other, non-defense demands on the U.S. budget. The Company also competes in the engineering, planning, and design market with other companies which provide engineering support services.

REGULATION

The Company is subject to stringent environmental laws and regulations in all jurisdictions in which it operates. Management of the Company believes that the Company is in substantial compliance with all applicable environmental laws and regulations. Historically, environmental compliance costs incurred by the Company have not been material (See, however, "Commercial Construction Program Recent Events" on pages 8 and 9). Like all of its U.S. competitors, the Company will be required to upgrade its air emission control facilities pursuant to recently drafted regulations under the Clean Air Act Amendments of 1990. These regulations call for a phased-in compliance program so that the Company will spread its costs over the years from 1997 through 2000. Environmental compliance costs for the year ended December 31, 1997 were not material to the Company's financial position or results of operations (See, however, "Commercial Construction Program Recent Events" on pages 8 and 9). Although there can be no assurances, management does not believe that future environmental compliance costs will have a material adverse effect on the Company's financial position or results of operations.

The Nuclear Regulatory Commission, the Department of Energy and the Department of Defense regulate and control various matters relating to nuclear materials handled by the Company. Subject to certain requirements and limitations, the Company's government contracts generally provide for indemnity by the U.S. Government for any loss arising out of or resulting from certain nuclear risks (See also "Government Contracting, Claims, and Investigations" on pages 3 and
4).

BACKLOG

The Company's firm backlog at December 31, 1997 and 1996 was $2.8 billion and $3.5 billion, respectively. Backlog levels can change and U.S. Government contracts can be unilaterally terminated for the convenience of the U.S. Government at any time with compensation for work completed. More than 90% of the Company's backlog at December 31, 1997 continued to be U.S. Navy-related and major additions are anticipated in 1998 with expected awards for the Nimitz refueling and new attack submarine. The portion of 1997's backlog expected to remain at December 31, 1998 is $1.6 billion.

MATERIALS AND SUPPLIES

All major materials, parts, and components for the Company's products are currently available in adequate supply from domestic and/or foreign sources. Through the cost escalation provisions contained in some of its U.S. Government contracts, the Company is generally protected from increases in its materials costs to the extent that the increases in the Company's costs are in line with industry indices. In connection with its government contracts, the Company is required to procure certain materials and component parts from supply sources approved by the U.S. Government. The Company has not generally been dependent upon any one supply source; however, due largely to the consolidation of the defense industry, there are currently several components for which there is only one supplier. The Company believes that these sole source suppliers as well as its overall supplier base are adequate to meet its foreseeable future needs.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operating costs and expenses as incurred. The amounts charged during the years ended December 31, 1997, 1996, and 1995 were $38 million, $42 million, and $20 million, respectively. Under current regulations, research and development costs can be charged to the U.S. Government as allowable overhead allocated across all of the Company's contracts. The actual amount of research and development costs allowed to pass through U.S. Navy contracts is reviewed annually. Additionally, research and development costs can also be directly funded by the U.S. Government through specific contracts. These contracts produce quantifiable deliverables for the U.S. Navy, for example, certain research and development projects on aircraft carriers. Additional research and development costs incurred under specific customer contracts during the years ended December 31, 1997, 1996, and 1995 were $38 million, $25 million, and $27 million, respectively.

EMPLOYEES

At the end of 1997, the Company had approximately 18,400 employees, of whom approximately 55% were covered by collective bargaining agreements with various unions. The Company has entered into four collective bargaining agreements covering nearly all of the Company's approximately 10,300 hourly employees. The agreement with the United Steelworkers of America covers approximately 9,600 employees and expires April 4, 1999. The other agreements cover approximately 300 employees and expire by 2001. Although the Company believes that its relationships with these unions are good, there can be no assurance that the Company will not experience labor disruptions associated with the collective bargaining agreements.

CAUTIONARY STATEMENT OF PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of words such as "intends," "estimates," "expects," "projects," "anticipates," "should," "believes," "scheduled," and derivatives of such words. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include
(i) the factors discussed in this Item 1 and Notes 10, 11, 12, and 14 to the Company's Financial Statements, and (ii) the following factors: (a) general political, economic and competitive conditions; (b) initiatives to reduce the federal budget deficit and reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, thus impairing the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.

ITEM 2.  PROPERTIES

The Company's principal facilities are located in Newport News, Virginia on approximately 550 acres owned by the Company at the mouth of the James River. Its facilities include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, a module outfitting facility, and various other shops. Dry Dock 12 is the largest in the Western Hemisphere, and has recently been extended to 662 meters. Dry Dock 12 is serviced by a 900 metric ton capacity gantry crane that spans the dry dock and work platen. These facilities are pledged as collateral under terms of the Company's outstanding long-term debt agreements (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company). The Company believes that substantially all of its productive assets are, in general, well maintained, in good operating condition, considered adequate for present needs, and, as supplemented by planned construction, expected to remain adequate for the near future.

ITEM 3.  LEGAL PROCEEDINGS

The information set forth in Item 1 under the caption " Government Contracting, Claims and Investigations" appearing on pages 3 and 4, and in Note 14-"Commitments and Contingencies - Government Contracting and Significant Estimates" to the Financial Statements of the Company appearing on pages 38 through 40, of this Annual Report on Form 10-K is incorporated herein by reference in response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to executive officers of the Company, set forth in Item 10, appearing on pages 43 through 45 of this Annual Report on Form 10-K, is hereby incorporated in this Item 4.1 by reference.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock, par value $.01 per share (the "Common Stock"), of the Company is listed on the New York and Chicago Stock Exchanges. Options in the Company's stock are traded on the American Stock Exchange.

The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 1997 based on selling prices as reported by the New York Stock Exchange.

                                                                                                 1997
                                                                                           High          Low
     First Quarter..................................................................    $    17      $    14 1/2
     Second Quarter.................................................................         18           13
     Third Quarter..................................................................         22 1/8       17 1/4
     Fourth Quarter.................................................................         26 3/8       20 3/8

The high and low sale prices of Common Stock from the inception of trading on December 12, 1996, on the New York Stock Exchange Composite Transactions Tape, through December 31, 1996, were $17 and $13 7/8, respectively.

Dividends of $5.6 million were paid on the Common Stock during 1997. No dividends were paid on the Common Stock during 1996. As of December 31, 1997, the Company had 34,864,594 shares of Common Stock outstanding. At March 12, 1998, there were approximately 49,365 holders of record of Common Stock. The Company's long-term debt obligations contain certain customary restrictive covenants, including a limitation on the payment of dividends (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company).

ITEM 6.  SELECTED FINANCIAL DATA

                                                                             Years Ended December 31,
                                                                1997(a)    1996(a)    1995(a)     1994       1993
                                                                -------    -------    -------    -------    -----
Millions, except per share data
STATEMENTS OF EARNINGS DATA:
Revenues....................................................    $ 1,707    $ 1,870    $ 1,756    $ 1,753    $ 1,861
                                                                =======    =======    =======    =======    =======

Net earnings................................................    $  (48)    $    55    $    73    $    91    $   111
                                                                =======    =======    =======    =======    =======

Net earnings per common share (b)
     Basic..................................................    $(1.39)    $  1.60        N/A        N/A        N/A
                                                                =======    =======    =======    =======    =======

BALANCE SHEET DATA:
Total assets................................................    $ 1,476    $ 1,489    $ 1,380    $ 1,263    $ 1,235
                                                                =======    =======    =======    =======    =======

Long-term obligations (c) ..................................    $   548    $   596    $   292    $   287    $   423
                                                                =======    =======    =======    =======    =======

Cash dividends declared per common share (d) ...............    $   .16        N/A        N/A        N/A        N/A
                                                                =======    =======    =======    =======    =======

(a) For a discussion of significant items affecting comparability of the financial information as of and for the years ended December 31, 1997, 1996, and 1995, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) Basic net earnings per common share is based on net earnings divided by the weighted average number of common shares outstanding for the year ended December 31, 1997, and the period from December 12, 1996 through December 31, 1996. Since the Company was a wholly-owned subsidiary prior to December 12, 1996, there are no comparable results for prior periods (See Note 15 - "Transactions With Former Parent Company - Corporate Debt and Interest Allocation" to the Financial Statements of the Company).

(c) Amounts prior to 1996 represent debt allocated to the Company from its former parent (See Note 15 "Transactions With Former Parent Company - Corporate Debt and Interest Allocation" to the Financial Statements of the Company). Historical amounts for 1997 and 1996 represent obligations of the Company as a separate public entity.

(d) Cash dividends declared per common share were four cents per share for each quarter in 1997. Since the Company was a wholly-owned subsidiary prior to December 12, 1996, there are no comparable results for prior periods (See
     Note 15 - "Transactions With Former Parent Company - Corporate Debt and Interest Allocation" to the Financial Statements of the Company).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the results of operations and financial condition of the Company should be read in conjunction with the Financial Statements and related notes contained herein.

The U.S. Navy accounted for approximately 94% of the Company's revenues in 1997, 94% in 1996, and 97% in 1995. The Company's principal U.S. Navy business is currently being performed under fixed price or fixed price incentive contracts, which wholly or partially shift the risk of construction costs that exceed the contract target cost to the Company. The accompanying table summarizes the percentage of revenues by contract type.

                         For the Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
Contract Type                                                1997          1996           1995
-------------------------------------------------------------------------------------------------------------------
Fixed Price.......................................             61%            64%           75%
Cost-Based........................................             39             36            25
                                                           --------      ---------     -------

Total.............................................            100%           100%          100%
                                                            =======       ========      ========

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

PRODUCT TANKERS

Commercial Construction Program Recent Events

Originally, this program involved the planned construction of nine commercial product tankers to be delivered under fixed price contracts entered into from 1994 to 1996. During 1997, one of these ships was delivered to Mobil Oil Corporation for use in the domestic market. In March of 1998, the Company announced a revised strategy for this program that will result in only five of the remaining eight ships being built, after which the Company will withdraw from the commercial ship construction market. Work is substantially complete on the first three of the remaining five ships which are scheduled to be delivered in 1998. The final two ships will be delivered by the middle of 1999.

During the past several months, events occurred with respect to this program which led to increased cost estimates and the revised strategy as described above. A majority of the estimated cost growth occurred in the materials area, and reflects the impact of supplier services, emergent material, and schedule changes for the recently designed domestic ships. Supplier services cost increases were driven by significant increases in coating and painting costs and failures by several suppliers. Emergent material costs related to finalized design specifications, as well as unanticipated costs associated with the extension of construction schedules, including warranty and preservation costs and additional inspection requirements, contributed to the cost growth. In addition, the December 1997 change in the regulation of use by industry of paints containing Volatile Organic Hazardous Air Pollutants in shipbuilding and ship repair, mandated that the paint applied to product tankers and the application methodology be amended thereby increasing material and labor costs even further.

In addition to the material problems discussed above, the labor estimates for the undelivered ships have also been revised upward reflecting the fact that productivity improvements are not being achieved at the levels previously anticipated. As a result, man-hour estimates for the ships have been increased and learning curve projections have been modified as well. Factors contributing to the productivity shortfall include the material issues described above, emergent design changes, and revised ship construction and delivery schedules.

As a result of these increased estimated costs, the Company recorded additional charges against 1997 operating earnings of approximately $207 million, net of previously established reserves of $57 million, for the completion of the Double Eagle product tanker program and the cancellation costs associated with the last three ships. In addition, the Company is currently conducting internal reviews and has engaged a leading consulting firm to evaluate and make recommendations regarding engineering, sourcing, materials management, manufacturing, and overall program management. Management cannot currently predict the outcome of these reviews or their impact on the Company.

1997 COMPARED TO 1996

RESULTS OF OPERATIONS

                                                                    For the Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
Revenues                                                                 1997          1996
-------------------------------------------------------------------------------------------------------------------
Millions
Construction..................................................          $  935        $ 1,029
Overhaul and Repair...........................................             500            625
Engineering...................................................             248            194
Related Businesses & Other....................................              24             22
                                                                        ------         ------

Total.........................................................          $1,707        $ 1,870
                                                                        ======        =======

The Company's revenues decreased 8.7% during 1997, declining to $1.71 billion from $1.87 billion in 1996. The lower revenue level, as detailed in the following discussion of operations, is driven by Construction and Overhaul and Repair.

Construction - The $94 million decrease in Construction revenues in 1997 is due to the absence of submarine construction work, as well as decreases in Sealift conversion and Double Eagle product tanker work. These decreases are partially offset by increased construction activity on the aircraft carrier Reagan.

Overhaul and Repair -Overhaul and Repair revenues declined substantially in 1997 as a result of the delivery of the aircraft carrier Eisenhower in January. The decrease is partially offset by increased overhaul activity on the aircraft carrier Roosevelt and increased planning work for the aircraft carrier Nimitz refueling.

Engineering - Engineering revenues improved in 1997, increasing to $248 million from $194 million in 1996. Expanded engineering work related to the New Attack Submarine (NSSN), as well as increased nuclear and R&D efforts, contributed to the revenue growth. Requirements for Seawolf submarine design work have declined due to the maturity of the production program for this class of submarines.

Related Businesses & Other - Revenues from Related Businesses & Other increased by $2 million in 1997. The higher level of activity in 1997 is due to increased efforts with respect to valve and pump repairs and other miscellaneous work.

                                                                    For the Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
Operating Earnings                                                       1997          1996
-------------------------------------------------------------------------------------------------------------------
Millions
Construction..................................................          $ (83)        $    44
Overhaul and Repair...........................................              50             88
Engineering...................................................              19             13
Related Businesses & Other....................................             (5)            (5)
                                                                        ------        -------

Total.........................................................          $ (19)        $   140
                                                                        ======        =======

The operating loss of $19 million in 1997 represents a $159 million decline from the 1996 level of $140 million in operating earnings. This decline is primarily attributable to the $207 million of net additional charges against operating earnings on the Double Eagle product tanker construction program discussed above (See "Commercial Construction Program Recent Events" on pages 8 and 9). Additionally, the decline is due to lower Overhaul and Repair income contributions associated with the January 1997 delivery of the aircraft carrier Eisenhower, and one-time gains in 1996 attributable to the mix of work and maturity of several contracts. Partially offsetting the decrease is the 1997 improvement in Engineering earnings.

Construction - The $127 million decline in operating earnings on Construction work in 1997 is a result of the recognition of losses associated with product tanker construction and lower income contributions from the lack of Los Angeles-class submarine construction work. The decrease is partially offset by strong carrier contributions, particularly with respect to the Reagan contract and the fact that 1996 was significantly impacted by the recognition of losses associated with Sealift conversion work.

Overhaul and Repair - The $38 million decrease in operating earnings for Overhaul and Repair work in 1997 is a result of the completion of the Eisenhower overhaul in January of 1997, and one-time gains in 1996 attributable to the mix of work and maturity of several contracts. The decrease is partially mitigated by increased overhaul activity on the Roosevelt and planning work for the Nimitz refueling.

Engineering - The $6 million increase in operating earnings for Engineering work reflects the increased volume in nuclear and submarine engineering activities, as well as favorable contract close-outs.

Related Businesses & Other - Other operating losses are comparable and not significant to either period presented.

LIQUIDITY AND CAPITAL RESOURCES

                                                                    For the Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
Cash Flows                                                               1997          1996
-------------------------------------------------------------------------------------------------------------------
Millions
Net cash provided (used) by operating activities..............         $   105        $  (75)
Capital expenditures..........................................            (31)           (74)
Other investing cash flows....................................             (3)           (25)
                                                                       -------        -------

Subtotal......................................................              71          (174)
Financing activities..........................................            (69)            173
                                                                       -------        -------

Net increase (decrease) in cash and cash equivalents..........         $     2        $   (1)
                                                                       =======        =======

Net Cash Provided (Used) by Operating Activities - The $180 million increase in the 1997 comparative cash flows from operating activities is due to a decreased investment in working capital partially offset by lower operating earnings. The lower operating earnings are attributable to the factors discussed above in "1997 Compared to 1996 - Results of Operations, Operating Earnings." The decrease in working capital is caused by normal timing fluctuations and management initiatives, as well as efforts by the Company to reduce accounts receivable balances. Additionally, 1997 reflects lower tax payments due to the recognition of losses previously deferred for tax purposes on commercial tankers.

Capital Expenditures - The decrease in capital expenditures in 1997 compared to 1996 is attributable to higher expenditures related to major capital improvement programs during the prior year. The Company's 1996 capital improvement program consisted principally of three separate projects: (i) development of a state-of-the-art automated steel cutting and fabrication facility; (ii) extension of a dry dock facility; and (iii) construction of the Carrier Refueling Complex. All three of these projects were substantially complete at the end of 1996, thus explaining the current period reduction in capital investments.

Other Investing Cash Flows - Other investing cash flow activities in 1997 and 1996 primarily relate to an investment for a 49% ownership interest in a vessel-owning limited partnership with a U.S. shipping firm which will own and operate four of the product tankers under construction by the Company. In addition, 1996 also included a $9.6 million investment achieving the Company's 40% equity interest in the Abu Dhabi Ship Building Company.

Financing Activities - In 1997, the Company received $10 million from the issuance of common stock related to the Company's benefit plans. These funds, as well as those generated from operations, enabled the Company to pay off long-term debt, purchase Company stock on the open market for employee benefit plans and treasury stock, and pay annual dividends of sixteen cents per share. The Company also used treasury stock to acquire CMI in December 1997 (See Note 5
- "Acquisition" to the Financial Statements of the Company). In 1996, the Company received from its former parent, on a net basis, $149 million to finance operating cash flow needs and cover costs of its capital improvement program (See Note 15 - "Transactions With Former Parent Company" to the Financial Statements of the Company).

Capital Requirements and Resources - The Company requires that adequate working capital be available at all times. While construction and conversion contracts provide for progress payments, they generally require extensive investment in contracts in process because of contract progress payment retentions and change orders. Retentions, generally due upon completion or acceptance of the contracted work, amounted to $29 million as of December 31, 1997. Change orders, which make up an appreciable portion of the Company's work, sometimes require long periods of negotiation during which time the expended funds are not available for other uses.

The Company estimates that expenditures aggregating approximately $35 million will be required after December 31, 1997 to complete planned projects for which substantial commitments have been made. The Company also believes it will be required to make tax payments in the range of $110 million to $120 million in 1998 after completion of the Stennis-Truman aircraft carrier contract.

On November 4, 1996, the Company entered into a $415 million senior credit facility ("Credit Agreement") which includes a $215 million six-year Revolving Credit Facility, of which $125 million may be used for advances and letters of credit and $90 million may be used for standby letters of credit. This Agreement contains customary financial and restrictive covenants which limit borrowing capacity under the credit facility. As of December 31, 1997 the Company had used $87 million of the credit facility for standby letters of credit and utilized no portion of the $125 million for advances (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company).

Based on 1997 financial results, the Company was technically in default with respect to its debt covenants; however, a waiver was granted by the lenders in March 1998 to reinstate the Company's compliance with the provisions of the Credit Agreement. The waiver leaves the terms of these agreements essentially unchanged.

The product tanker charge taken in 1997 (See also "Product Tankers" on pages 8 and 9) is also expected to have an impact on the Company's cash flow for 1998. Management believes that this charge and other capital requirements as described above for its overall operations, payment of dividends, taxes, and debt service can be met by existing cash, internally generated funds, and the Revolving Credit Facility.

INTEREST AND INCOME TAXES

Prior to the spinoff, corporate debt of the Company's former parent and its related interest expense were allocated to the Company based upon the ratio of the Company's net assets to the parent's consolidated net assets plus debt. As an independent company, the Company's debt level and attendant interest expense are higher than the historical allocations. As a result, 1997 interest expense as a separate entity is higher.

The effective tax rates for 1997 and 1996 are approximately 35% and 46%, respectively. The difference between the Company's effective tax rate in 1996 compared to the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

CHANGES IN ACCOUNTING PRINCIPLES

The Company adopted FAS No. 128, "Earnings per Share," and FAS No. 129, "Disclosure of Information about Capital Structure," in 1997. The adoption of these new standards did not have a material impact on the Company's financial position or results of operations.

RECENTLY ISSUED STANDARDS

In June 1997, the Financial Accounting Standards Board issued a new statement, FAS No. 130, "Reporting Comprehensive Income". FAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in a full set of general purpose financial statements. FAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The future adoption of this new standard is not expected to have any impact on the Company's financial position or results of operations.

In December 1997, the AICPA issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The SOP provides, among other things, that an entity should recognize a liability for guaranty-fund and other insurance-related assessments. The SOP is effective for fiscal years beginning after December 15, 1998. The adoption of this SOP is required to be reported as a cumulative effect of a change in accounting principle. The Company is currently evaluating the impact of SOP 97-3 in relation to certain Department of Labor annual assessments and is currently unable to determine the impact it will have on the reported financial position and results of operations of the Company.

OTHER MATTERS

The Company has assessed and continues to evaluate the impact of the "Year 2000" issue on its systems and operations. Because many computer systems and applications currently use two-digit date fields to designate a year, when the new century begins, date sensitive systems may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the Year 2000 issue could cause systems to process critical financial and operational information incorrectly. A Year 2000 Plan has been developed, and based on Company assessments, the costs associated with addressing this issue are not expected to have a material impact on the financial position or the results of operations of the Company. Work on this effort began at the end of 1994 with remediation of systems using long lead-time dates. The target completion date for Company computer systems is November 1998, and a comprehensive off-site integration test is scheduled for December 1998. Expenditures so far have totaled approximately $1 million with total projected expenditures estimated at $4 million. The projected expenses include payment for the remediation of 11 outsourced applications and the cost of remediating 22 applications in-house. A company wide steering committee has been established and an outside consultant hired to help the Company formally assess the impact of the Year 2000 issue outside the information technology ("IT") environment. The consultant will provide a framework for formal risk assessment and provide input to the plan for remediation for the non-IT environment. Once the plan is complete, a budget for remediation of embedded systems will be established. The consultant will also examine and validate the IT plan. In addition to addressing current Company computer systems, the Company is also contacting its supplier base to ensure their Year 2000 compliance. The Company is also installing new hardware and software as part of its implementation of a shared data environment, which will help mitigate any potential Year 2000 risks.

1996 COMPARED TO 1995

RESULTS OF OPERATIONS

                                                                    For the Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
Revenues                                                                 1996          1995
-------------------------------------------------------------------------------------------------------------------
Millions
Construction..................................................          $1,029        $ 1,107
Overhaul and Repair...........................................             625            414
Engineering...................................................             194            202
Related Businesses & Other....................................              22             33
                                                                        ------         ------

Total.........................................................          $1,870        $ 1,756
                                                                        ======        =======

The Company's revenues increased 6.5% during 1996, growing to $1.87 billion from $1.76 billion in 1995. The higher revenue level, as detailed in the following discussion of operations, is driven by Overhaul and Repair.

Construction - The $78 million decrease in Construction revenues in 1996 is due to the delivery of the aircraft carrier USS John C. Stennis in late 1995, the decline in Los Angeles-class submarine production attendant with the completion of that program in 1996, and lower levels of activity on Sealift conversions. These decreases are partially offset by increased construction activity on the aircraft carriers Truman and Reagan as well as Double Eagle product tankers.

Overhaul and Repair - The $211 million increase in Overhaul and Repair revenues in 1996 is primarily attributable to the aircraft carrier Eisenhower. Revenues generated by the Eisenhower overhaul are up due to (i) the ship being in the yard for the full year (versus six months in 1995), and (ii) the period of performance being compressed from 24 to 18 months.

Engineering - Engineering revenues are marginally lower in 1996, declining to $194 million from $202 million in 1995. Requirements for Seawolf and Los Angeles-class submarine design work have declined due to the maturity of the production programs for these submarines.

Related Businesses & Other - Revenues from Related Businesses & Other declined by $11 million in 1996. The higher level of activity in 1995 is due to a variety of nonrecurring jobs for miscellaneous services.

                                                                    For the Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
Operating Earnings                                                       1996          1995
-------------------------------------------------------------------------------------------------------------------
Millions
Construction..................................................          $   44        $    95
Overhaul and Repair...........................................              88             45
Engineering...................................................              13             13
Related Businesses & Other....................................             (5)              7
                                                                        ------        -------

Total.........................................................          $  140        $   160
                                                                        ======        =======

Operating earnings of $140 million in 1996 represent a 12.5% decline from 1995's level of $160 million. This decline in earnings is primarily attributable to losses recognized in Construction, offset by improved performance in Overhaul and Repair.

Construction - The $51 million decrease in operating earnings on Construction work in 1996 relates to (i) the delivery of the carrier Stennis in late 1995, and (ii) increases in loss accruals for commercial product tanker construction (See Note 14 - "Commitments and Contingencies" to the Financial Statements of the Company) and Sealift conversions. The decreases in operating earnings for the period are partially offset by (i) increased activity and productivity improvements on the aircraft carriers Reagan and Truman, and (ii) the favorable settlement of contract change orders on delivered submarines.

Overhaul and Repair - The $43 million increase in operating earnings for Overhaul and Repair work in 1996 is a result of (i) higher volume on the Eisenhower, (ii) increased activity on carrier overhaul planning work, and (iii) increased margins on submarine, carrier, and non-nuclear surface ship overhaul and repair work.

Engineering - Operating earnings from Engineering work remained stable, as 1996 earnings contributions matched those reported in 1995.

Related Businesses & Other - The decrease in operating earnings in 1996 is primarily the result of the recognition of certain professional and administrative costs associated with NNS becoming an independent company.

LIQUIDITY AND CAPITAL RESOURCES

                                                                    For the Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
Cash Flows                                                               1996          1995
-------------------------------------------------------------------------------------------------------------------
Millions
Net cash (used) provided by operating activities..............         $  (75)        $    63
Capital expenditures..........................................            (74)           (77)
Other investing cash flows....................................            (25)           (10)
                                                                       -------        -------

Subtotal......................................................           (174)           (24)
Financing activities..........................................             173             25
                                                                       -------        -------

Net (decrease) increase in cash and cash equivalents..........         $   (1)        $     1
                                                                       =======        =======

Net Cash (Used) Provided by Operating Activities - The $138 million decrease in the 1996 comparative cash flows from operating activities is due to lower operating earnings and an increased investment in working capital. The lower operating earnings are attributable to the factors discussed above in "1996 Compared to 1995 - Results of Operations, Operating Earnings." The increase in working capital is caused by normal timing fluctuations in billings and collections. Additionally, prices on certain commercial construction contracts are not billable until delivery, and as such, attendant working capital costs incurred throughout the year were not billable during 1996.

Capital Expenditures - Capital expenditures in 1996 remained relatively level with 1995 and reflect the Company's continuing investment in a strategic capital improvement program consisting principally of three separate projects: (i) development of a state-of-the-art automated steel cutting and fabrication facility; (ii) extension of a dry dock facility; and (iii) construction of the Consolidated Refueling Facility. The automated steel cutting and fabrication facility, which is fully functional, should directly support the Company's goal of reducing its production cost structure. The extension of the dry dock facility was completed in June 1996 and allows for concurrent, multiple-ship construction within the same dry dock. This improvement is expected to enable construction resources to be utilized on multiple projects. Lastly, the Consolidated Refueling Facility was substantially complete at the end of 1996. This cost-efficient facility is strategically located next to the dry docks used to refuel nuclear-powered ships.

Other Investing Cash Flows - Other investing cash flow activities in 1996 and 1995 include for each year a $9.6 million investment towards the Company's 40% equity interest in the Abu Dhabi Ship Building Company. The remaining 1996 activity consists of a $15 million investment in a vessel-owning limited partnership with a U.S. shipping firm.

Financing Activities - The Company received from its former parent, on a net basis, $149 million in 1996 and $25 million in 1995 to finance operating cash flow needs and cover costs of its capital improvement program (See Note 15 - "Transactions With Former Parent Company" to the Financial Statements of the Company). Additionally, $24 million was borrowed under the Company's credit facility (See "Capital Requirements and Resources" above) for working capital needs at 1996 year-end. The Company also received $600 million in long-term debt proceeds during 1996, which were used to pay a dividend to its former parent in conjunction with the spinoff (See Note 7 "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company).

INTEREST AND INCOME TAXES

Prior to the spinoff, corporate debt of the Company's former parent and its related interest expense were allocated to the Company based upon the ratio of the Company's net assets to the parent's consolidated net assets plus debt. As an independent company, the Company's weighted average cost of debt is higher than the historical allocations. As a result, interest expense as a separate entity will initially be higher.

The effective tax rates for 1996 and 1995 were approximately 46% and 44%, respectively. The difference between the Company's effective tax rate in these periods compared to the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

CHANGES IN ACCOUNTING PRINCIPLES

The Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and FAS No. 123, "Accounting for Stock-Based Compensation," in 1996. The adoption of these new standards did not have any material impact on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investment portfolio and the debt outstanding under the Credit Agreement (See Note 7 - "Long-Term Debt and Financing Arrangements" and Note 8 - "Financial Instruments" to the Financial Statements of the Company).

The maturity, credit quality, and security class of the Company's short-term investment portfolio are limited by both the Credit Agreement and the Company's investment policy. The Company limits default risk by investing in only the safest and highest credit quality securities limited to the following: direct obligations of the United States of America including any governmental entity or agency, commercial paper with a rating of A-1/P-1 or better, certificates of deposit issued by major financial institutions, repurchase agreements collateralized 102% by the aforementioned securities, and money market funds rated AAAm by S&P. As stated in its policy, the Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk and market risk. Additionally, the Company's investment policy guidelines limit the credit exposure to any one issue, issuer, and type of instrument. The Company's Credit Agreement limits the maturity of investments held in the Company's portfolio to one year or less.

The Company's policy is to manage interest rate risk associated with its outstanding debt obligations through the use of a combination of fixed and floating rate debt. With the exception of the Company's Senior Credit Facility (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company), all other outstanding debt obligations are fixed. As of December 31, 1997, approximately 70% of the Company's outstanding debt was fixed-rate debt. Interest rate swaps may be used to adjust interest exposure when appropriate, based upon market conditions. Additionally, the Company may use interest rate CAPs to limit the interest rate risk on its floating-rate debt. All of the Company's outstanding debt obligations are denominated in U. S. Dollars. As of December 31, 1997, the Company had no interest rate derivative contracts outstanding.

Foreign Currency Risk

Although the majority of the Company's transactions are in U. S. Dollars, the Company periodically enters into foreign currency forward exchange contracts to hedge certain specific transactions associated with the purchase of raw material and machinery denominated in a foreign currency. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. Such contracts generally mature in one year or less and the cost of replacing these contracts in the event of nonperformance by counterparties is not significant. Unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. The Company does not enter into foreign currency contracts for trading purposes. At December 31, 1997, the Company had no foreign currency contracts outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                            Page
FINANCIAL STATEMENTS
Report of Independent Public Accountants................................................................      18
Statements of Earnings for each of the three years in the
     period ended December 31, 1997.....................................................................      19
Consolidated Balance Sheets as of December 31, 1997 and 1996............................................      20
Statements of Cash Flows for each of the three years in the
     period ended December 31, 1997.....................................................................      21
Statements of Changes in Stockholders' Equity for each of the three years in
     the period ended December 31, 1997.................................................................      22
Notes to Financial Statements...........................................................................      23

                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newport News Shipbuilding Inc.:

We have audited the accompanying consolidated balance sheets of Newport News Shipbuilding Inc. (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport News Shipbuilding Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP

Washington, D.C.,
March 31, 1998

                         NEWPORT NEWS SHIPBUILDING INC.

                             STATEMENTS OF EARNINGS

                                                                                      Year Ended December 31,
                                                                               1997           1996          1995
                                                                           -----------    ---------       ------
                                                                           (Consolidated)  (Combined)    (Combined)

Millions (Except Shares and Per Share Amounts)
Revenues...............................................................    $  1,707    $     1,870     $   1,756
Operating Costs and Expenses...........................................       1,729          1,729         1,599
Other Income (Expense), net............................................           3             (1)            3
                                                                           --------       ---------       ---------

Operating Earnings.....................................................        (19)            140           160
Interest Expense, net of interest capitalized..........................        (55)            (38)          (29)
                                                                           --------       ---------       ---------

Earnings Before Income Taxes...........................................        (74)            102           131
(Benefit) Provision for Income Taxes...................................        (26)             47            58
                                                                           --------       ---------       ---------

Net Earnings...........................................................    $   (48)       $     55       $    73
                                                                           ========       =========       =========


Weighted Average Number of Common Shares Outstanding..................  34,741,818      34,297,451             N/A
                                                                        ==========    ==============       ========

Basic Net Earnings Per Common Share....................................    $ (1.39)       $   1.60              N/A
                                                                           ========       ========        =========




  The accompanying notes are an integral part of these statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
Millions (Except Shares and Per Share Amounts)                                              1997            1996
                                                                                       -------------    ---------
ASSETS
Current Assets
Cash and Cash Equivalents....................................................     $    3             $     1
Accounts Receivable..........................................................        136                 182
Contracts in Process.........................................................        210                 258
Inventory....................................................................         44                  45
Deferred Income Taxes........................................................         50                   -
Other Current Assets.........................................................         12                   5
                                                                                  ------             -------

Total Current Assets.........................................................        455                 491
                                                                                  ------             -------

Noncurrent Assets
Property, Plant, and Equipment, net..........................................        816                 836
Other Assets.................................................................        205                 162
                                                                                  ------             -------

Total Noncurrent Assets......................................................      1,021                 998
                                                                                  ------             -------

                                                                                  $1,476             $ 1,489
                                                                                  ======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable.......................................................     $  151             $   123
Short-Term Debt..............................................................         30                  28
Deferred Income Taxes........................................................          -                   4
Other Accrued Liabilities....................................................        175                 101
                                                                                  ------             -------

Total Current Liabilities....................................................        356                 256
                                                                                  ------             -------

Noncurrent Liabilities
Long-Term Debt...............................................................        548                 596
Deferred Income Taxes........................................................        199                 183
Postretirement Benefits......................................................        107                 109
Other Long-Term Liabilities..................................................         83                 113
Commitments and Contingencies (See Note 14)
                                                                                  ------             -------

Total Noncurrent Liabilities.................................................        937               1,001
                                                                                  ------             -------

Stockholders' Equity
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued 34,948,663 shares at
     December 31, 1997, and 34,297,451 shares at December 31, 1996...........          1                   1
Paid-In Capital..............................................................        256                 245
Accumulated Deficit..........................................................       (68)                (14)
Unearned Compensation .......................................................        (4)                   -
Treasury Stock (84,069 shares at December 31, 1997)..........................        (2)                   -
                                                                                  ------             -------
Total Stockholders' Equity...................................................        183                 232
                                                                                  ------             -------

                                                                                  $1,476             $ 1,489
                                                                                  ======             =======


The accompanying notes are an integral part of these consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                            1997            1996           1995
                                                                         -----------    -----------     -------
                                                                         (Consolidated)  (Combined)     (Combined)
Millions
Cash Flows from Operating Activities:
Net Earnings  .........................................................  $      (48)    $        55     $        73
Adjustments to Reconcile Net Earnings to
     Net Cash (Used) Provided by Operating Activities -
         Depreciation and Amortization.................................           68             65              67
         Deferred Income Taxes.........................................         (38)           (10)             (2)
         Allocated Corporate Interest, net of tax......................            -             20              18
         Loss On Equity Investments....................................            1              2               -
         Changes in Components of Working Capital -
           Decrease(Increase) in -
              Accounts Receivable......................................           53          (116)              22
              Contracts in Process.....................................          133            (7)            (95)
              Inventory................................................            1             10             (9)
              Note Receivable..........................................            -             18               -
              Other Current Assets.....................................          (6)             11             (4)
           Increase(Decrease) in -
              Trade Accounts Payable...................................           23             21              36
              Accounts Payable to Former Parent........................            -           (67)            (50)
              Other Accrued Liabilities................................         (14)           (35)               8
         Other, net....................................................         (68)           (42)             (1)
                                                                         -----------    -----------     -----------
Net Cash (Used) Provided by Operating Activities.......................          105           (75)              63
                                                                         -----------    -----------     -----------

Cash Flows from Investing Activities:
Capital Expenditures...................................................         (31)           (74)            (77)
Other..................................................................          (3)           (25)            (10)
                                                                         -----------    -----------     -----------
Net Cash Used by Investing Activities..................................         (34)           (99)            (87)
                                                                         -----------    -----------     -----------

Cash Flows from Financing Activities:
Cash Transfer from Former Parent.......................................            -            149              25
Increase (Decrease) in Revolving Credit Facility.......................         (24)             24               -
Proceeds from Long-Term Debt...........................................            -            600               -
Payments on Long-Term Debt.............................................         (28)              -               -
Proceeds from Issuance of Common Stock.................................           10              -               -
Treasury Stock Purchases...............................................         (32)              -               -
Proceeds from Issuance of Treasury Stock...............................           11              -               -
Dividends Paid on Common Stock.........................................          (6)              -               -
Dividend Paid to Former Parent.........................................            -          (600)               -
                                                                         -----------    -----------     -----------
Net Cash (Used) Provided by Financing Activities.......................         (69)            173              25
                                                                         -----------    -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents...................            2            (1)               1
Cash and Cash Equivalents at Beginning of Period.......................            1              2               1
                                                                         -----------    -----------     -----------

Cash and Cash Equivalents at End of Period.............................  $         3    $         1     $         2
                                                                         ===========    ===========     ===========

Cash Paid During the Period for Income Taxes...........................  $         8    $       129     $       122
                                                                         ===========    ===========     ===========

Cash Paid During the Period for Interest...............................  $        54    $         3     $         -
                                                                         ===========    ===========     ===========





The accompanying notes are an integral part of these statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                        Combined           Common Stock            Paid-In           Accumulated
                                         Equity         Shares          Par        Capital           Deficit
                                        ---------    -----------     --------     -------------      -----------

Millions, except for shares
Balance - January 1, 1995                 $   199          -         $      -     $      -      $          -
Net Earnings                                   73          -                -            -                 -
Net Cash Transfers from Former Parent          25          -                -            -                 -
Non-Cash Transactions with Former Parent
     Net Change in Allocated Corporate Debt   (43)         -                -            -                 -
     Allocated Corporate Interest,
      net of tax                               18          -                -            -                 -
                                            -------   -----------      ---------    ----------    ------------
Balance - December 31, 1995                   272          -                -            -                 -
Net Earnings                                   69          -                -            -                 -
Net Cash Transfers from Former Parent         149          -                -            -                 -
Non-Cash Transactions with Former Parent
     Net Change in Allocated Corporate Debt   360          -                -            -                 -
     Allocated Corporate Interest,
      net of tax                               20          -                -            -                 -
     Other                                    (24)         -                -            -                 -
Dividend to Former Parent                    (600)         -                -            -                 -
Issuance of Common Stock in Connection
     With the Spinoff                        (246)     34,297,451           1          245                 -
                                          ---------    -----------     ---------   ------------   ------------
Balance - December 11, 1996                     -      34,297,451           1          245                 -
Net Loss                                        -          -                -            -               (14)
                                         ---------    -----------     --------     -----------   -------------
Balance - December 31, 1996                     -      34,297,451           1          245               (14)
Net Loss                                        -          -                -            -               (48)
Cash Dividends Paid - Common Stock              -          -                -            -                (6)
Issuance of Common Stock                        -         651,212           -           10                 -
Performance Share Grants                        -          -                -            5                 -
Purchase of Treasury Shares                     -          -                -            -                 -
Issuance of Treasury Shares                     -          -                -          (8)                 -
Unearned ESOP Compensation                      -          -                -            4                 -
                                        ---------    ------------     --------     --------     -------------
Balance - December 31, 1997             $       -      34,948,663     $     1     $    256     $         (68)
                                        =========    ============     ========     ========     =============



                                                                      Treasury Stock
                                                 Unearned            -----------------
                                             Compensation          Shares        Amount
                                             ---------------     ----------      ------

Millions, except for shares
Balance - January 1, 1995                   $            -            -        $       -
Net Earnings                                             -            -                -
Net Cash Transfers from Former Parent                    -            -                -
Non-Cash Transactions with Former Parent
     Net Change in Allocated Corporate
      Debt                                               -            -                -
     Allocated Corporate Interest,
      net of tax                                         -            -                -
                                               ------------      ---------         ------
Balance - December 31, 1995                              -            -                -
Net Earnings                                             -            -                -
Net Cash Transfers from Former Parent                    -            -                -
Non-Cash Transactions with Former Parent
     Net Change in Allocated Corporate
      Debt                                               -            -                -
     Allocated Corporate Interest,
      net of tax                                         -            -                -
     Other                                               -            -                -
Dividend to Former Parent                                -            -                -
Issuance of Common Stock in Connection
     With the Spinoff                                    -            -                -
                                                ------------        -----          -------
Balance - December 11, 1996                              -            -                -
Net Loss                                                 -            -                -
                                              --------------    ---------          -------
Balance - December 31, 1996                              -            -                -
Net Loss                                                 -            -                -
Cash Dividends Paid - Common Stock                       -            -                -
Issuance of Common Stock                                 -            -                -
Performance Share Grants                                 -            -                -
Purchase of Treasury Shares                              -        1,448,743          (32)
Issuance of Treasury Shares                              -       (1,364,674)          30
Unearned ESOP Compensation                              (4)           -                -
                                              --------------      ---------      ---------
Balance - December 31, 1997               $             (4)          84,069     $     (2)
                                              ==============      =========      =========


The accompanying notes are an integral part of these statements of changes in stockholders' equity.

                         NEWPORT NEWS SHIPBUILDING INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Newport News Shipbuilding Inc. began stand alone operations on December 12, 1996. Previously, on December 11, 1996, in connection with a corporate reorganization, the Company's former parent and its subsidiaries undertook and completed various intercompany transfers and distributions designed to restructure, divide, and separate their then existing businesses, assets, liabilities, and operations so that, among other things, the shipbuilding business of the former parent ("Shipbuilding Business") would be owned by the Company (as defined below). The former parent subsequently distributed (the "spinoff") pro rata to holders of the parent company's common stock all of the outstanding common stock of the Company.

Unless the context otherwise requires, as used herein, the term "Company" refers: (i) for periods prior to the spinoff to Newport News Shipbuilding and Dry Dock Company, a Virginia corporation, and certain other subsidiaries through which its former parent conducted its Shipbuilding Business during such periods, and (ii) for periods after the spinoff, to Newport News Shipbuilding Inc., a Delaware corporation, and its consolidated subsidiaries, including Newport News Shipbuilding and Dry Dock Company. These financial statements represent the combined operations of the Shipbuilding Business prior to December 12, 1996 and the consolidated operations of Newport News Shipbuilding Inc. and its subsidiaries thereafter.

Prior to the spinoff, all of the outstanding common stock of the Company was owned directly or indirectly by the former parent. These financial statements present the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods. The former parent's historical basis in the assets and liabilities of the Company has been carried over.

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

Description of Business

The Company is the largest non-government-owned shipyard in the United States. Its principal business is designing, constructing, repairing, overhauling, and refueling nuclear-powered aircraft carriers and submarines for the U.S. Government. The Company's largest single customer is the U.S. Government. Revenues from contracts with the U.S. Government were $1,600 million (94%), $1,753 million (94%), and $1,697 million (97%) in 1997, 1996, and 1995, respectively.

2. SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of the Company's assets, liabilities, revenues, and expenses. Reference is made to the "Revenue Recognition" section of this footnote and Notes 10, 11, 12, and 14 for additional information on certain estimates included in the Company's financial statements. Actual results may differ from estimates.

                         NEWPORT NEWS SHIPBUILDING INC.

Classification

The Company's construction contracts range in duration up to a period of eight years from the signing of the contract until delivery. Because of the varying nature of the Company's operating cycle, and consistent with industry practice, assets and liabilities relating to long-term contracts are classified as current, although a portion of these amounts is not expected to be realized or paid within one year (See Note 3).

Reclassifications

Prior years' financial statements have been reclassified where appropriate to conform to 1997 presentations.

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

General and Administrative Expenses

General and administrative expenses of $263 million, $279 million, and $254 million in 1997, 1996, and 1995, respectively, are included in the "Operating Costs and Expenses" caption in the Statements of Earnings. Of the total general and administrative expenses for 1996 and 1995, $14 million and $12 million, respectively, represent the Company's share of its former parent's general and administrative costs for legal, financial, communication, and other administrative services. The Company's management believes that the allocated general and administrative expenses reflected in the accompanying financial statements are generally representative of the total general and administrative costs the Company would have incurred as a separate public entity. General and administrative expenses related to commercial products and services essentially under commercial terms and conditions are expensed as incurred. Such charges amounted to $31 million, $16 million, and $1 million for 1997, 1996, and 1995, respectively.

Research and Development Costs

Research and development costs are charged to "Operating Costs and Expenses" as incurred. The amounts charged to operations during the years ended December 31, 1997, 1996, and 1995 were $38 million, $42 million, and $20 million, respectively.








                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. No deferred tax valuation allowances were recorded by the Company as of December 31, 1997 and 1996.

Cash and Cash Equivalents

The Company considers highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Contracts In Process

Only amounts billed and currently due from customers are included in the "Accounts Receivable" caption in the accompanying consolidated balance sheets. Recoverable costs and accrued earnings related to long-term contracts on which revenue has been recognized, but for which billings have not been made to the customer, are included in the "Contracts in Process" caption (See Note 3). No significant allowance for doubtful accounts existed as of December 31, 1997 and 1996.

Inventory

Inventory principally consists of raw materials and supplies which have not been allocated to specific contracts. Inventory is stated at the lower of cost or market. Substantially all inventory is costed using the "last-in, first-out" method. If the first-in, first-out or average cost method of inventory accounting had been used by the Company for all inventory, inventory would have been approximately $7 million and $10 million higher at December 31, 1997 and 1996, respectively.

Property, Plant, and Equipment, net

Property, plant, and equipment is carried at cost, net of accumulated depreciation. The Company provides for depreciation on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of depreciable assets over their estimated useful lives. Estimated useful lives for significant classes of assets are as follows.

     Buildings................   30 to 60 years
     Machinery and equipment..    8 to 45 years

Total depreciation expense was $68 million, $65 million, and $67 million for 1997, 1996, and 1995, respectively. Depreciation expense is included as a component of "Operating Costs and Expenses" in the statements of earnings.

Interest capitalized on constructed assets during the years ended December 31, 1997, 1996, and 1995 was $1 million, $3 million, and $2 million, respectively.




                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Stock-Based Compensation

The Company utilizes several stock-based compensation plans as an incentive to its employees (See Note 12). Pursuant to these various plans, the Company may grant stock options, restricted stock, performance shares, stock appreciation rights, stock equivalent units, and dividend equivalent awards. Stock options are generally awarded with exercise prices equal to the fair value of the Company stock on the date of grant. As such, the Company does not record compensation expense with respect to the award of such stock options. All other awards generally result in the Company recognizing a pro rata portion of compensation expense based on the vesting period of the award. The compensation expense recognized generally varies based on the amount by which the current fair value of the award exceeds the exercise price, if any, of such award.

Stockholders' Equity

At December 31, 1997, the Company had authorized (a) 70,000,000 shares of Common Stock, $.01 par value, 34,864,594 of which were outstanding, along with associated preferred stock purchase rights, (b) 10,000,000 shares of preferred stock, $.01 par value, none of which had been issued, and (c) 700,000 shares of Series A participating junior preferred stock, $.01 par value, none of which had been issued.

Changes in Accounting Principles

In 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share ("EPS"). The statement requires companies to present basic EPS and diluted EPS instead of the primary and fully diluted EPS that was previously required. Basic EPS is computed by dividing reported net earnings available to common stockholders by the weighted average number of common shares outstanding. This EPS computation does not include dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the Company (See Note 13).

In 1997, the Company adopted FAS No. 129, "Disclosure of Information about Capital Structure". The statement maintains the existing requirements to disclose certain information about an entity's capital structure. In addition, it eliminates the exemption of nonpublic entities from certain disclosures required by APB Opinion 15. Consequently, FAS No. 129 had no impact on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for stock-based awards issued to employees and others, but also allows companies to choose to continue to measure compensation cost for such plans as it would be measured currently, while providing that certain additional pro forma disclosures be made. The Company has elected the disclosure only option. Consequently, FAS No. 123 had no impact on the Company's financial position or results of operations (See Note 12).

The Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in the first quarter of 1996. FAS No. 121 established new accounting standards for measuring the impairment of long-lived assets. The adoption of this new standard did not have any impact on the Company's financial position or results of operations.



                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

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

3. CONTRACTS IN PROCESS

Contracts in process includes production costs and related overhead, including general and administrative expenses allocable to U.S. Government contracts, net of progress payments of $3.5 billion and $3.9 billion as of December 31, 1997 and 1996, respectively. Approximately $14 million and $28 million of retainages included in contracts in process, as of December 31, 1997 and 1996, respectively, are not expected to be billed and collected within one year.

Under the contractual arrangements by which progress payments are received, the U.S. Government asserts that it has a security interest in the Contracts in Process identified with the related contracts.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

The major classes of property, plant, and equipment are as follows:

                                                           December 31,
                                                        1997         1996
Millions
Land and improvements...............................   $   28       $    27
Buildings and improvements..........................    1,176         1,182
Machinery and equipment.............................      430           397
                                                       ------       -------
     Property, plant, and equipment at cost.........    1,634         1,606
Less accumulated depreciation.......................    (818)         (770)
                                                       ------       -------
     Net property, plant, and equipment.............   $  816       $   836
                                                       ======       =======

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5. ACQUISITION

On December 18, 1997, the Company acquired all of the outstanding capital stock of Continental Maritime Industries, Inc. ("CMI"), a ship repair yard in San Diego, California. The acquisition was accounted for as a purchase, and accordingly, the results of operations of CMI for the period from the date of the acquisition to December 31, 1997 are included in the accompanying consolidated statement of operations. The purchase price was allocated to assets and liabilities based on estimated fair values at the date of acquisition. At closing, as defined in the agreement and plan of reorganization, CMI was acquired through the issuance of 497,031 shares of the Company's common stock. The excess of purchase cost over the fair value of net tangible assets acquired of $3.9 million was recorded as goodwill and is being amortized over 15 years.


6. DETAIL OF OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                  December 31,
                                               1997         1996
Millions
Billings in excess of costs and profits...    $   96       $    30
Employee payroll and benefits.............        33            31
Accrued vacation..........................        17            18
Current postretirement benefits...........        15            15
Current postemployment benefits...........         7             7
Other.....................................         7             -
                                              ------       -------
                                              $  175       $   101
                                              ======       =======

7. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt

A summary of long-term debt obligations of the Company at December 31, 1997 and 1996 is set forth in the following table:

                                                                              December 31,
         Millions                                                        1997              1996
                                                                       ---------        -------
         8.625% Senior Notes due December 1, 2006                      $     200        $     200
         9.25% Senior Subordinated Notes due December 1, 2006                200              200
         Term Loan                                                           172              200
         Bank Notes through April 30, 2002                                     4                -
         Six Year Revolving Credit Facility due through 2002                   -               24
         One Year Revolving Credit Facility due through 1998                   2                -
         Less Current Maturities                                            (30)             (28)
                                                                       ---------        ---------
                                                                       $     548        $     596
                                                                       =========        =========




                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Senior Credit Facility

On November 4, 1996, the Company entered into a $415 million senior credit facility (the "Senior Credit Facility") consisting of a $200 million six-year amortizing term loan (the "Term Loan") and a $215 million six-year revolving credit facility (the "Six Year Revolving Credit Facility"). The Term Loan will amortize in 24 quarterly installments, commencing March 31, 1997, with an annual aggregate payment amount of $27.5 million in each of 1997 through 2001, and $62.5 million in 2002. Of the Six Year Revolving Credit Facility, $125 million may be used for advances and letters of credit and $90 million may be used only for standby letters of credit. Generally, each of the Company's present and future subsidiaries having consolidated assets exceeding $10 million, excluding foreign subsidiaries and NNS Tanker Holding Corporation (each, a "Guarantor" and collectively, the "Guarantors") guarantee the Senior Credit Facility. Borrowings under the Senior Credit Facility are secured by perfected liens on substantially all of the Company's and the Guarantors' assets (except for CMI). The security interest in the collateral may be released if the Company meets specific financial and other conditions.

Term Loan

The interest rates on the Term Loan vary based on the one, two, three, six, nine, and twelve month LIBOR plus 1.125% or a base rate. The base rate is defined as the higher of prime (as defined in the credit facility) or the federal funds rate plus 0.5%. The weighted-average term loan interest rate at December 31, 1997 was 7.21%.

Bank Notes

The Company also has bank notes maturing through April 30, 2002 totaling $4 million. These notes are secured by the consolidated assets of CMI and its subsidiary, and at December 31, 1997, accrued interest at a rate of 8.5%. The aggregate maturities applicable to the outstanding bank notes are approximately $1 million in 1998 through 2001 with a small remainder due in 2002 (See Note
11).

Revolving Credit Facilities

                                                                       Committed Credit Facility
                                                      Term           Commitments        Utilized         Available
(As of December 31, 1997)
Six Year Revolving Credit Facility                  1996-2002           $215               $87             $128
One Year Revolving Credit Facility                  1997-1998              3                 2                1


The Six Year Revolving Credit Facility requires the payment of commitment fees of .3% on the unused portion of the credit facility. The interest rate for the Six Year Revolving Credit Facility can vary as described above with respect to the Term Loan. At December 31, 1997, interest would have been calculated at the base rate of 8.625% if a revolving credit facility balance had existed. At December 31, 1997, the amount utilized was for standby letters of credit.

The One Year Revolving Credit Facility accrues interest at 8.5% and must be renegotiated each year.






                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Debt Covenants and Restrictions

The Senior Credit Facility, Senior Notes and Senior Subordinated Notes contain customary covenants, including financial ratios and limitations on dividend payments, indebtedness, liens, and corporate transactions. Debt outstanding under the Senior Credit Facility and the Bank Notes are secured by substantially all assets of the Company as described above. Based on 1997 financial results, the Company was technically in default with respect to its debt covenants; however, a waiver was granted by its lenders in March 1998 to reinstate the Company's compliance with the provisions of the senior credit facility. The waiver leaves the terms of these agreements essentially unchanged.

8. FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of the Company's financial instruments by class are as follows:

                                                                                    December 31,
                                                                           1997                       1996
                                                                  ----------------------     ----------------------
                                                                   Carrying       Fair       Carrying       Fair
                                                                    Amount        Value       Amount        Value
                                                                   --------       -----      --------       -----
         Millions
         Asset (liability) instruments
              Cash and cash equivalents                           $      3     $      3     $      1     $       1
              Accounts receivable                                      136          136          182           182
              Trade accounts payable                                  (151)        (151)        (123)         (123)
              Long-term debt (including current maturities)
                  Senior & Senior Subordinated Notes                  (400)        (416)        (400)         (411)
                  Term Loan                                           (172)        (172)        (200)         (200)
                  Bank Notes                                            (4)          (4)            -             -
                  Six Year Revolving Credit Facility                      -            -         (24)          (24)
                  One Year Revolving Credit Facility                    (2)          (2)            -             -
         Instruments with off-balance sheet risk
              Foreign currency contracts                                  -            -            -             -


The fair value of cash and cash equivalents, accounts receivable, and accounts payable in the above table was considered to be the same as, or was not determined to be materially different from, the carrying amount. The fair value of short-term and long-term debt reflected in the December 31, 1997 and 1996 balance sheets are based on the market value of debt with the same or similar maturities and interest rates.

The Company periodically utilizes foreign currency contracts to hedge certain specific foreign currency transactions, principally the purchase of raw materials and machinery denominated in a foreign currency. Such contracts generally mature in one year or less and the cost of replacing these contracts in the event of nonperformance by counterparties is not significant. At December 31, 1997 and 1996, the Company had no significant foreign currency contracts outstanding.

                         NEWPORT NEWS SHIPBUILDING INC.

9. INCOME TAXES

The effective tax rates for 1997, 1996, and 1995 were approximately 35%, 46%, and 44%, respectively. The difference between the Company's effective tax rate in all periods compared to the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

In 1996, in connection with the spinoff, the Company entered into a tax sharing agreement with its former parent company and El Paso Natural Gas Company. The tax sharing agreement provides, among other things, for the allocation of tax liabilities among the parties to the spinoff arising prior to, as a result of, and subsequent to the spinoff. Generally, the Company is liable for taxes imposed on the Company and its affiliates engaged in the Shipbuilding Business. In the case of federal income taxes imposed on the combined activities of the consolidated group of the Company's former parent, the Company is liable for federal income taxes attributable to its activities, and has been allocated an agreed-upon share of estimated tax payments made by the consolidated group of the Company's former parent.

The Company's earnings before income taxes were principally domestic for all years presented in the accompanying financial statements. Following is a comparative analysis of the components of the provision for income taxes:

                                            Year Ended December 31,
                                             1997       1996       1995
                                            -------    -----      -----
Millions
Current-
         Federal.........................   $    12    $    49    $    51
         State...........................         -          8          9
                                            -------    -------    -------
                                                 12         57         60
                                            -------    -------    -------

Deferred-
         Federal.........................      (33)       (15)        (2)
         State...........................       (5)          5          -
                                            -------    -------    -------
                                            $  (26)    $    47    $    58
                                            =======    =======    =======

Current federal tax expense for the years ended December 31, 1996, and 1995 include tax benefits of $11 million and $10 million, respectively, related to the allocation of corporate interest expense to the Company from its former parent (See Note 15).

The following is a reconciliation of income taxes computed using the statutory U.S. federal income tax rate (35% for all years presented) to the provision for income taxes reflected in the statements of earnings:

                                                                                         Year Ended December 31,
                                                                                       1997       1996       1995
                                                                                      -------    -----      -----
Millions
Tax expense computed at the statutory U.S. Federal income tax rate................    $  (26)    $    36    $    46
State and local taxes on income, net of Federal benefit...........................        (3)          4          6
Permanent differences.............................................................          3          7          6
                                                                                      -------    -------    -------
                                                                                      $  (26)    $    47    $    58
                                                                                      =======    =======    =======


                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

The components of the Company's net deferred tax liability are as follows:

                                                                                                    December 31,
                                                                                                  1997       1996
Millions
Deferred tax assets-
         Postretirement benefits.............................................................    $    33    $    43
         Postemployment benefits.............................................................         15         16
         Accrued vacation....................................................................          5          5
         Long-term shipbuilding contracts....................................................         18          -
         Other...............................................................................         21         47
                                                                                                 -------    -------
              Total deferred tax assets......................................................         92        111
                                                                                                 -------    -------

Deferred tax liabilities-
         Tax over book depreciation..........................................................        174        195
         Long-term shipbuilding contracts....................................................          -         59
         Pension.............................................................................         45         38
         Other...............................................................................         22          6
                                                                                                 -------    -------
              Total deferred tax liabilities.................................................        241        298
                                                                                                 -------    -------
                                                                                                 $   149    $   187
                                                                                                 =======    =======

10. POSTRETIREMENT BENEFITS

The Company has postretirement health care and life insurance plans which cover its employees who meet certain eligibility requirements. For salaried employees, the plans cover employees retiring from the Company on or after attaining age 55 who have had at least 10 years of service with the Company after attaining age
45. For hourly employees, the postretirement benefit plans generally cover employees who retire pursuant to one of the Company's hourly employee retirement plans. All of these benefits may be subject to deductibles, copayment provisions, and other limitations, and the Company has reserved the right to modify these benefits. The Company's postretirement benefit plans are funded on a pay-as-you-go basis.

The funded status of the postretirement benefit plans reconciles with amounts recognized in the accompanying consolidated balance sheets as follows:


                                                                                                    December 31,
                                                                                                    1997     1996
Millions
Actuarial present value of accumulated postretirement benefit obligation:
     Retirees................................................................................    $   133    $   134
     Fully eligible active plan participants.................................................         26         24
     Other active plan participants..........................................................         35         30
                                                                                                 -------    -------

Total accumulated postretirement benefit obligation..........................................        194        188
Plan assets at fair value....................................................................          -          -
                                                                                                 -------    -------
Accumulated postretirement benefit obligation in excess of plan assets.......................        194        188
Unrecognized reduction of prior service obligations resulting from plan amendments...........         12         16
Unrecognized net loss resulting from plan experience and changes in actuarial assumptions....       (84)       (80)
                                                                                                 -------    -------

Accrued postretirement benefit cost at December 31...........................................    $   122    $   124
                                                                                                 =======    =======

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

The net periodic postretirement benefit cost consists of the following components:

                                                                                         Year Ended December 31,
                                                                                       1997       1996       1995
                                                                                      ---------------------------
Millions
Service cost for benefits earned during the year..................................    $     2    $     4    $     3
Interest cost on accumulated postretirement benefit obligation....................         14         15         13
Net amortization of unrecognized amounts..........................................          -          1          1
                                                                                      -------    -------    -------

     Net periodic postretirement benefit cost.....................................    $    16    $    20    $    17
                                                                                      =======    =======    =======

The initial weighted average assumed health care cost trend rate used in determining the 1997 accumulated postretirement benefit obligation was 7%, gradually declining to 5% in 2004 and remaining at that level thereafter. The initial weighted average assumed health care cost trend rate used in determining the 1996 and 1995 accumulated postretirement benefit obligation was 6% and 7%, respectively, declining to 5% in 1997 and remaining at that level thereafter.

Increasing the assumed health care cost trend rate by one percentage point in each year would increase accumulated postretirement benefit obligations by approximately $7 million in 1997 and $10 million in 1996 and 1995 and would increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 1997, 1996, and 1995 by approximately $1 million each year.

The discount rates (which are based on long-term market rates) used in determining the 1997, 1996, and 1995 accumulated postretirement benefit obligations were 7.5%, 7.75%, and 7.75%, respectively.

FAS No. 106 related to postretirement benefits and FAS No. 112 related to postemployment benefits both require the recognition of liabilities, at present value, for future cash outlays for these types of benefits. The Company has recorded assets for the portion of these liabilities that is recoverable under its backlog of government contracts. These assets totaled $49 million and $20 million as of December 31, 1997 and 1996, respectively.

11. EMPLOYEE BENEFIT PLANS

Pension Plans

The Company has various defined benefit plans which cover substantially all of its hourly and salaried employees. The hourly plan benefits are based primarily on service with the Company as an hourly employee. The salaried plan benefits are based on years of participation and final average compensation. The Company's funding policies are to contribute to the plans amounts necessary to satisfy the funding requirements of federal laws and regulations. Plan assets consist principally of listed equity and fixed income securities.






                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Certain salaried employees of the Company participated in the former parent's retirement plan ("FPRP") prior to the spinoff. In connection with the spinoff, the Company's former parent became the sole sponsor of the FPRP. The benefits accrued by Company employees in the FPRP were frozen as of December 31, 1996, and the Company's former parent amended the FPRP to provide that all benefits accrued through that day by Company employees were fully vested, non-forfeitable, and the responsibility of the Company's former parent.

The funded status of the Company's plans reconcile with amounts recognized at December 31, 1997 and 1996, as follows:

                                                                              1997          1996
                                                                             -------      --------
Millions
Actuarial present value of benefits based on service to date and present pay levels at September 30:
         Vested benefit obligation.......................................    $ (195)      $ (137)
         Non-vested benefit obligation...................................       (33)         (19)
                                                                             -------      -------

Accumulated benefit obligation...........................................      (228)        (156)
Additional amounts related to projected salary increases.................      (129)            -
                                                                             -------      -------

Total projected benefit obligation at September 30.......................      (357)        (156)
Plan assets at fair value at September 30................................        410          325
                                                                             -------      -------

Plan assets in excess of total projected benefit obligation
     at September 30.....................................................         53          169
Contributions during the fourth quarter..................................          8            -
Unrecognized net gain resulting from plan experience
     and changes in actuarial assumptions................................       (29)         (46)
Unrecognized prior service obligations resulting from plan
     amendments..........................................................         91            -
Remaining unrecognized net asset at initial adoption.....................       (22)         (25)
                                                                             -------      -------

Net prepaid pension cost at December 31..................................    $   101      $    98
                                                                             =======      =======

After consideration of the Company's October 1997 pension funding payment, all plans had assets which exceeded accumulated benefits. Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the pension cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances. The net prepaid pension cost at December 31, 1997 is composed of a $112 million prepaid hourly pension plan asset and an $11 million accrued salaried pension plan liability. The net balance at December 31, 1996 represents a prepaid hourly pension plan asset only.



                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

The Company measures pension cost according to independent actuarial valuations. The projected unit credit actuarial cost method is used to determine pension cost for financial accounting purposes consistent with the provisions of FAS No. 87, "Employers' Accounting for Pensions." Net periodic pension cost for the years ended December 31, 1997, 1996, and 1995 consist of the following components:

                                                                                  1997         1996         1995
                                                                                --------------------------------
Millions
Service cost--benefits earned during the year..............................     $     25     $     33     $      23
Interest on prior year's projected benefit obligation......................           20           66            52
Return on plan assets......................................................         (79)        (121)         (132)
Unrecognized excess of actual over expected return.........................           49           31            65
Net amortization of unrecognized amounts...................................            4          (8)           (6)
                                                                                --------     --------     ---------
Net pension cost...........................................................     $     19     $      1     $       2
                                                                                ========     ========     =========

The weighted average discount rates (which are based on long-term market rates) used in determining the 1997, 1996, and 1995 actuarial present value of the benefit obligations were 7.5%, 7.75%, and 7.75%, respectively. The rate of increase in future compensation was 4.4% in 1997 and 4.9% in 1996 and 1995. The weighted average expected long-term rate of return on plan assets was 10% in 1997, 1996, and 1995. Unrecognized prior service obligations are being amortized on a straight-line basis over the average remaining estimated service period of employees expected to receive benefits under the plans.

401(k) Plans

The Company sponsors the Newport News Shipbuilding Savings (401(k)) Plan for Union Eligible Employees (the "Savings Plan") for certain of its hourly employees. Contributions are made to the Savings Plan by participants, with the Company providing for administration of the Savings Plan.

Subsequent to the spinoff, the Company established the Newport News Shipbuilding Inc. 401(k) Investment Plan for Salaried Employees ("Salaried Plan"). Beginning in 1997, the Company matched one half of the first 8% of a participant's contribution in either cash or Common Stock at the Company's discretion. In addition, the Company contributes a fixed percentage of each salaried employee's salary per pay period in either cash or Common Stock, also at the Company's discretion. The 1997 expense related to this plan was $21 million. The Company has authorized 1,700,000 shares of Common Stock for possible Salaried Plan contributions. Company employees as of the spinoff will be fully vested in future matching contributions; otherwise, matching contributions will vest after two years of service as defined in the Salaried Plan.







                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

ESOP

CMI (See Note 5) maintains a leveraged Employee Stock Ownership Plan ("ESOP") for substantially all of its employees. CMI makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Any dividends received by the ESOP are used to pay debt service. The ESOP Series A Preferred stock shares initially were pledged as collateral for its debt. The ESOP Series A Preferred stock was exchanged for the Company's common stock concurrent with the acquisition of CMI. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. As shares are released from collateral, CMI reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was immaterial for the period subsequent to the acquisition. The ESOP shares on December 31, 1997 were as follows:

Allocated shares                                                    132,613
Unallocated shares                                                   65,916
                                                          -----------------
Total ESOP Shares                                                   198,529
                                                          =================
Fair value of unreleased shares at December 31, 1997      $       1,676,738
                                                          =================

12. STOCK COMPENSATION PLANS

The Company established the Newport News Shipbuilding Inc. 1997 Employee Stock Purchase and Accumulation Plan ("1997 Employee Stock Purchase Plan") to provide eligible employees of the Company an opportunity to purchase shares of the Company at a 15% discount, not to exceed $21,250 in payroll deductions per year. The Company has authorized 1,100,000 shares of Common Stock for these purposes. During 1997, there were approximately 939,000 shares purchased by employees under this plan. This non-compensatory plan became effective on April 1, 1997.

The Company established the Newport News Shipbuilding Inc. Stock Ownership Plan ("Stock Ownership Plan") for the benefit of certain salaried and management employees. At the Company's discretion, restricted stock, performance shares, stock options, stock appreciation rights, stock equivalent units and dividend equivalents can be granted to eligible employees pursuant to this plan. The Company has authorized 5,250,000 shares of Common Stock for such purposes in the future. During January 1997, more than 2.1 million stock options were converted from the Company's former parent's plan. In 1997, approximately 875,000 stock options were granted. Further, approximately 680,500 performance shares, stock incentive grants, and restricted shares were awarded in 1997.

The Company established the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc. ("1997 Stock Plan for Directors"). Half of the compensation of non-employee directors is to be paid in the form of restricted stock. In addition, non-employee directors receive an initial grant of 2,000 stock options and 1,000 shares of restricted stock upon joining the Board of Directors, and an annual grant of 1,000 stock options. The Company has authorized 75,000 shares of Common Stock for these purposes. At December 31, 1997, there were approximately 13,200 restricted shares issued and outstanding for this plan.

The Company established a stock option plan for its active hourly employees ("Hourly Option Plan") to provide eligible employees of the Company an opportunity to purchase shares of the Company. The Company has authorized 1,100,000 shares of Common Stock for such purposes in the future. During 1997, there were approximately 984,500 stock options granted under this plan.


                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Stock options and restricted shares applicable to the plans above vest in accordance with vesting periods set forth in the governing award agreements. The performance shares vest after specified periods and after attaining certain performance measures, both of which vary with each grant.

Stock option activity and exercise prices for the Stock Ownership Plan, the 1997 Stock Plan for Directors, and the Hourly Option Plan are summarized as follows:



                                                              For the year ended          Weighted Average
                                                              December 31, 1997            Exercise Price
                                                              ------------------          -----------------
       Number of shares under stock options:
       Outstanding at beginning of year                                          -          $     -
              Converted                                                  2,143,979              14.65
              Granted                                                    1,871,350              20.21
              Exercised                                                  (391,678)              14.87
              Options Canceled                                            (60,988)              14.99
                                                              --------------------

       Outstanding at end of year                                        3,562,663              17.54
                                                              --------------------

       Exercisable at end of year                                          983,975              14.89
                                                              ====================




                                                                      Weighted
                                                                       Average                Weighted
                                          Number                      Remaining                Average
          Range of                    Outstanding at                 Contractual              Exercise
     Exercise Prices                 December 31, 1997                  Life                    Price
     ---------------               -------------------             --------------            --------
     $ 12.95 - 19.88                          2,575,663               7.7 years              $   14.73
       24.88 - 25.00                            987,000               9.8 years                  24.88
                                   --------------------
                                              3,562,663               8.3 years                  17.54
                                   ====================




                                                                      Weighted
                                          Number                       Average
          Range of                    Exercisable at                  Exercise
     Exercise Prices                 December 31, 1997                  Price
     $ 12.95 - 19.88                             983,975              $  14.89
       24.88 - 25.00                                   -                    -
                                   ---------------------
                                                 983,975                 14.89
                                   =====================


                         NEWPORT NEWS SHIPBUILDING INC.

In 1996, the Company adopted the disclosure-only option of FAS No. 123 for its stock option plans. As of December 31, 1996, the Company's employees held certain options in stock of the former parent that were converted to the Company's Common Stock in early 1997 (See Note 15). For 1997, had the compensation costs for stock options and the 1997 Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of FAS No. 123, the Company's net loss and basic loss per share would have been reduced to the pro forma amounts indicated below:

                                                                     1997
                                                              -----------------
Net Loss
         As reported                                          $             (48)
         Pro forma                                                          (53)

Basic Loss per share
         As reported                                          $           (1.39)
         Pro forma                                                        (1.53)

All options issued by the Company were issued at the estimated fair value in effect at the date of issuance, vest ratably over the applicable vesting period, and expire ten years after the grant date with the exception of one plan under which the options vest two years after the award date. The fair value for options granted in 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for all the grants: dividend yield of 0.66%; expected volatility of 25%; risk-free interest rates ranging from 5.7% to 6.5%; and expected life of one year after the vesting period. The assumptions used for the fair value of the employee purchase rights from the 1997 Employee Stock Purchase Plan are the same as above with the exception that the dividend yield calculated at the date of grant is 1.09% and the average life of each purchase right was assumed to be 90 days.

13. EARNINGS PER COMMON SHARE

In 1997, the Company adopted FAS No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. There was no dilutive impact on the Company's reported earnings per share for 1997 or 1996. Since the Company was a wholly-owned subsidiary of its former parent prior to the spinoff, there are no comparable shares outstanding for the period before the spinoff.

14. COMMITMENTS AND CONTINGENCIES

Government Contracting

As a general practice within the defense industry, the Defense Contract Audit Agency (the "DCAA") and other government agencies continually review the cost accounting and other practices of government contractors, including the Company, conduct other investigations, and make specific inquiries. In the course of those reviews and investigations, cost accounting and other issues are identified, discussed and settled, or resolved through legal proceedings.

As with many government contractors, the government has from time to time recommended that certain of the Company's contract prices be reduced, or costs allocated to its government contracts be disallowed. Some of these recommendations involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, the Company has made adjustments to its contract prices and the costs allocated to its government contracts.

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

The Company is currently involved in several such audit and other investigative proceedings with the U.S. Government. The Company is also engaged in such settlement discussions and has filed a lawsuit concerning certain cost accounting issues. Although the eventual outcome of these discussions, audits and investigations, and such lawsuit cannot be determined at this time, management believes, based on current information, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

The Company and its former parent have received letters from the DCAA inquiring about certain aspects of the spinoff, including the disposition of the former parent's retirement plan (the "FPRP"), which covers salaried employees of the Company. In the event there is a determination that an amount is due to the U.S. Government related to the FPRP, the Company and its former parent will share the obligation for such amount, plus the amount of related defense expenses, in the ratio of 20% and 80%, respectively. In May 1997, the DCAA concluded a post-award audit of the contract to build the aircraft carrier Reagan. The audit concerned whether the Company's submission to the U.S. Navy of cost and pricing data in connection with the contract was current, accurate, and complete. The Company responded in January 1998 to a DCAA request for comments on a draft audit report, which the DCAA is currently finalizing.

In addition to the DCAA audit, a civil investigation, also focused on the cost and pricing data that the Company supplied to the Navy in connection with the Reagan contract, is being conducted jointly by the Department of Defense, the Department of Justice, the U.S. Attorney's Office for the Eastern District of Virginia, and the Naval Criminal Investigative Service. The Company has previously responded to demands for documents in connection with the inquiry and is now in the process of responding to Department of Justice Civil Investigative Demands for documents and testimony from present and former Company officers and employees. The Government has not asserted any formal claims against the Company related to these Reagan contract matters.

Although the ultimate outcome of the FPRP and Reagan contract issues cannot be predicted, should a successful claim be made in either matter, it could entail an amount material to the Company's financial position and results of operations; however, based on the Company's present understanding of the claims the Government might assert, together with the sharing arrangement with its former parent in connection with the FPRP, and defenses believed to be available in connection with the Reagan contract, management believes that the final resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

During 1997, the Company submitted a request for a Shipbuilding Capability Preservation Agreement pursuant to Section 1027 of the National Defense Authorization Act for Fiscal Year 1998. This section enables the Company to potentially recover from the Government, subject to its agreement, certain indirect costs which have been or will be allocated to certain commercial contracts. The Company has held various discussions with the Government related to this request. There can be no assurance as to the outcome of these or future discussions.

Significant Estimates

From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine Double Eagle product tankers. In January 1997, the Company, one of the original purchasers, and Mobil Oil Corporation ("Mobil") entered into an agreement whereby Mobil agreed to acquire the first ship. In March of 1998, the Company announced a revised strategy for this program that will result in only five of the remaining eight ships being built, after which the Company will withdraw from the market. Work is substantially complete on the first three of the remaining five ships which are scheduled to be delivered in 1998. The final two ships will be delivered by the middle of 1999. The cumulative provision for losses recorded on undelivered ships as of December 31, 1997 and 1996 is approximately $325 million and $100 million, respectively. The Company has recorded charges against

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

earnings of approximately $207 million (net of previously established reserves of $57 million), $70 million, and $30 million in 1997, 1996, and 1995, respectively.

During the past several months, events occurred with respect to this program which led to increased cost estimates and the attendant charge to 1997 earnings as described above. A majority of the estimated cost growth occurred in the materials area, and reflects the impact of supplier services, emergent material, and schedule changes for the recently designed domestic ships. Supplier services cost increases were driven by significant increases in coating and painting costs and failures by several suppliers. Emergent material costs related to finalized design specifications, as well as unanticipated costs associated with the extension of construction schedules, including warranty and preservation costs and additional inspection requirements, contributed to the cost growth. In addition, the December 1997 change in the regulation of use by industry of paints containing Volatile Organic Hazardous Air Pollutants in shipbuilding and ship repair, mandated that the paint applied to product tankers and the application methodology be amended thereby increasing material and labor costs even further.

In addition to the material problems enumerated above, the labor estimates for the undelivered ships have also been revised upward reflecting the fact that productivity improvements are not being achieved at the levels previously anticipated. As a result, man-hour estimates for the ships have been increased and learning curve projections have been modified as well. Factors contributing to the productivity shortfall include the material issues described above, emergent design changes, and revised ship construction and delivery schedules.

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

Capital Commitments

The Company estimates that expenditures aggregating approximately $35 million will be required after December 31, 1997, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Lease Commitments

The Company holds certain equipment under long-term operating leases. Future minimum lease payments under existing noncancelable operating leases as of December 31, 1997, are as follows:

                        Year            Payment
                        1998         $   5 million
                        1999             5 million
                        2000             5 million
                        2001             4 million
                        2002             4 million
                     Thereafter          1 million
                                     -------------
                                     $  24 million
                                     =============

Rent expense recognized for the years ended December 31, 1997, 1996, and 1995, was $11 million, $5 million, and $14 million, respectively.

Other Commitments

In late 1997, the Company entered into a service agreement to receive software and related services for approximately $11 million in each of the next five years.

15. TRANSACTIONS WITH FORMER PARENT COMPANY

Corporate Debt and Interest Allocation

The historical practice of the Company's former parent was generally to incur indebtedness for its consolidated group at the parent company level. For financial reporting purposes, corporate debt of the former parent and its related interest expense was allocated to the Company generally based upon the ratio of the Company's net assets to the former parent's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 9.2% and 7.7% for 1996 and 1995, respectively. Total pre-tax interest expense allocated to the Company in 1996 and 1995 was $31 million and $28 million, respectively.

The Company had also been allocated tax benefits approximating 35% of the allocated pre-tax interest expense. Although interest expense, and the related tax effects, have been allocated to the Company for financial reporting on a historical basis, the Company was not billed for these amounts. The changes in allocated corporate debt and the after-tax allocated interest have been included as a component of the Company's Combined Equity.

Notes and Advances Receivable from Former Parent

Cash Transfers from Former Parent in the Statements of Changes in Stockholders' Equity consist of net cash changes in notes and advances receivable with the former parent. Historically, the former parent utilized notes and advances to centrally manage cash funding requirements for its consolidated group.

Employee Benefits

Certain employees of the Company participated in the employee stock ownership and employee stock purchase plans offered by its former parent prior to the spinoff. The employee stock ownership plan provided for grants of a

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

variety of awards, including stock options and restricted stock to officers and key employees of the Company. The employee stock purchase plan allowed employees to purchase common stock of its former parent at a 15% discount subject to certain thresholds. In connection with the spinoff, all options held by employees of the Company were canceled as of December 11, 1996 and were replaced in January 1997 with approximately 2.1 million options granted under the Newport News Shipbuilding Inc. Stock Ownership Plan (See Note 12).

Had compensation expense for stock-based compensation been determined in accordance with FAS No. 123, based on fair value at the grant dates for awards under applicable plans, the Company's pro forma net earnings for the years ended December 31, 1996 and 1995 would have been lower by approximately $3 million ($.09 per share) and $2 million, respectively.

The fair value of each option granted was estimated using the Black-Scholes option pricing model based on the following assumptions for grants in 1996 and 1995, respectively: (i) risk free rates of 5.4% and 7.9%; (ii) expected lives of
5.0 years and 5.0 years; (iii) expected volatility of 26.6% and 29.0%; and (iv) a dividend yield of 3.7% and 3.7%. The estimated weighted-average fair value per option granted to the Company's employees during 1996 and 1995 was $10.75 and $11.81, respectively. See Note 12 for a discussion of the Company's Stock Compensation Plans.

Certain employees of the Company also participated in a pension plan provided by its former parent. Reference is made to Note 11 for a further discussion of the Company's pension plan.

Ancillary Agreements

In order to assist in the orderly transition of the Company into a separate, publicly held company, the former parent modified, amended or entered into certain contractual agreements with the Company in 1996. Such agreements include the tax sharing agreement discussed in Note 9, an employee benefits agreement, an insurance agreement, an administrative services agreement, and other ancillary agreements.


16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              Earnings
                                                                               Before
                                                                 Operating     Income         Net
                                                  Revenues       Earnings       Taxes      Earnings
                                                  --------      ----------    --------     --------
1997
1st Quarter.................................          $403          $35          $22          $13
2nd Quarter.................................           450           37           24           14
3rd Quarter.................................           423           16            2            1
4th Quarter.................................           431        (107)        (122)         (76)
                                                  -----------------------------------------------

                                                    $1,707        $(19)        $(74)        $(48)
                                                    ======        =====        =====        =====

1996
1st Quarter.................................          $438          $41          $32          $19
2nd Quarter.................................           477           40           32           18
3rd Quarter.................................           522           36           28           15
4th Quarter.................................           433           23           10            3
                                                  --------       ------       ------          ---

                                                    $1,870         $140         $102          $55
                                                    ======         ====         ====          ===


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth a list of the executive officers of Newport News Shipbuilding Inc. at March 1, 1998. Each such officer has served in the capacities indicated below with Newport News Shipbuilding Inc. (or, for periods prior to the spinoff, with the Company's former parent) since the dates indicated below. Unless otherwise indicated all offices held are with the Company.

                                                                                                 Effective
Name (Age at December 31, 1997)         Offices Held                                             Date of Term
-------------------------------        -------------                                             --------------
William P. Fricks(53)..........    Chairman of the Board, President, and Chief Executive Officer  January 1997
                                   President and Chief Executive Officer                          November 1995
                                   President and Chief Operating Officer                          September 1994
                                   Executive Vice President                                       January 1992
Thomas C. Schievelbein(44)         Executive Vice President - Operations                          October 1995
                                   Vice President - Human Resources and Administration            January 1995
                                   Vice President - Strategy and Naval Program Development        January 1994
                                   Vice President - Naval Marketing                               March 1993
                                   Director - Naval Marketing                                     March 1992
                                   Director - Marketing Field Office                              January 1990
David J. Anderson(48)..........    Senior Vice President and Chief Financial Officer              July 1996
Thomas J. Bradburn(54).........    Vice President - Finance and Corporate Controller              September 1996
                                   Vice President - Finance                                       September 1986
Stephen B. Clarkson(60)........    Vice President - General Counsel and Secretary                 January 1991
Whylen G. Cooper(47)...........    Vice President - Materials                                     March 1997
                                   Vice President - Sourcing                                      November 1995
William G. Cridlin, Jr.(51)....    Vice President - Marketing                                     January 1995
                                   Vice President - Commercial Shipbuilding                       April 1992
                                   Vice President - Manufacturing                                 September 1988
Robert L. Gunter, Jr.(41)          Vice President - Surface Ships                                 December 1997
                                   Director - Surface Ships                                       January 1997
                                   Program Director - Ship Repair & FF21 Program                  June 1995
                                   Program Director - FF21 Program                                December 1994
                                   Program Manager - Submarine Program                            January 1994
                                   Engineering Manager - Attack Submarine Program                 April 1993
                                   Manager - Attack Submarine Program                             April 1992
T. Michael Hatfield(51)........    Vice President - Corporate Communications                      October 1995
                                   Director - Public Relations                                    November 1993
Alfred Little, Jr.(51).........    Vice President - Human Resources and EH&S                      July 1996
James A. Palmer(60)............    Vice President - Commercial Nuclear                            October 1995
                                   Vice President - Engineering                                   January 1995
                                   Vice President - Aircraft Carriers                             April 1992
                                   Vice President - Engineering                                   October 1988
Marc Y. E. Pelaez(51)..........    Vice President - Engineering                                   August 1996
C. Michael Petters(38).........    Vice President - Aircraft Carriers                             December 1997
                                   Director - Carrier Program                                     January 1995
                                   Manager - Strategy and Naval Program                           January 1994
                                   Manager - Submarine Marketing                                  March 1992
John E. Shephard, Jr.(41)......    Vice President - Manufacturing and Process Innovation          March 1997
                                   Vice President - Strategy and Process Innovation               October 1995
                                   Director - Strategic Planning                                  August 1993
Patrick A. Tucker(50)..........    Vice President - Government Relations                          December 1996
George A. Wade(53).............    Vice President - Submarines and Non-Nuclear Test               October 1995
                                   Vice President - Construction                                  January 1995
                                   Vice President - Submarines                                    March 1993
                                   Director - Submarine Construction                              April 1992
                                   Director - Construction Engineering                            January 1990
D. R. Wyatt(39)................    Treasurer                                                      September 1996
                                   Assistant Treasurer                                            August 1995
                                   Manager - Finance                                                April 1989

Each of the executive officers of the Company has been continuously engaged in the business of the Company, its affiliates or predecessor companies during the past five years except for:

Name                               Previous Employment and Office Held                           Period
-----                             ------------------------------------                          --------
David J. Anderson                  RJ Reynolds Corporation
                                   Executive Vice President and Chief Financial Officer          1991 to 1996

Whylen G. Cooper                   GE Power Systems
                                   Manager of Sourcing                                           1991 to 1995

T. Michael Hatfield                Lockheed Fort Worth Co.
                                   Director of Communications                                    1989 to 1993

Alfred Little, Jr.                 Sun Company, Inc.
                                   Vice President - Human Resources                              1992 to 1996
                                   Director - Human Resources                                    1988 to 1992

Marc Y. E. Pelaez                  United States Navy
                                   Chief of Naval Research                                       1993 to 1996

                                   Executive Assistant Secretary to the
                                   Assistant Secretary of the Navy (RDA)                         1990 to 1993

John E. Shephard, Jr.              U.S. Army Reserves
                                   Individual Mobilization Augmentee                             1991 to 1993

Patrick A. Tucker                  Tenneco
                                   Executive Director - Government Relations                     1996
                                   Director - Federal Relations                                  1994 to 1996

                                   Counsel to Senator John Warner                                1993 to 1994

                                   Minority Staff Director and Counsel to the
                                   U.S. Senate Armed Services Committee                          1983 to 1993


Section 16(a) Beneficial Ownership Reporting Compliance

The information required is included on page 9, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information as to Directors of the Company, required to be set forth in this Item, is included on page 2, under the caption "Election of Directors," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included on pages 4 and 5, under the caption "Compensation of Directors," and pages 6 through 9, under the caption "Executive Compensation," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included on pages 5 and 6, under the caption "Security Ownership of Certain Beneficial Owners and Management," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included on page 16, under the caption "Certain Transactions," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         Financial Statements required by this Item have been included in Item
8. Refer to the "Index to Financial Statements" set forth in Item 8.

     2.  Financial Statement Schedules

         No financial statement schedules are submitted because they are either not applicable, not required, or not material.

     3. Exhibits - See Index on pages 48 and 49.

(b)  Reports on Form 8-K

     During the fourth quarter of the fiscal year ended December 31,1997, Newport News Shipbuilding Inc. filed the following current reports on Form 8-K:

        o October 15, 1997, reporting the announcement of a share repurchase program for up to $10 million of the Company's common stock.

        o December 11, 1997, reporting the election of two corporate officers.

        o December 12, 1997 (inadvertent duplicate filing of December 11, 1997 Form 8-K).

        o December 22, 1997, reporting the acquisition of CMI by the Company.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, NEWPORT NEWS SHIPBUILDING INC., A DELAWARE CORPORATION, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            NEWPORT NEWS SHIPBUILDING INC.

Date:  3/24/98                           By:     /s/ William P. Fricks
  -----------------------------                 -----------------------
                                                      William P. Fricks
                                               Chairman of the Board, President,
                                                  and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                               TITLE
                     ---------                                               ------
                                                                    Chairman of the Board, President,
Date:      3/24/98                 /s/ William P. Fricks            and Chief Executive Officer
          ----------             -------------------------
                                    William P. Fricks

                                                                    Senior Vice President and
Date:      3/24/98                /s/ David J. Anderson             Chief Financial Officer
          ----------             -------------------------
                                    David J. Anderson

                                                                    Vice President-Finance and
Date:      3/24/98               /s/ Thomas J. Bradburn             Corporate Controller
          ----------             -------------------------
                                   Thomas J. Bradburn

Date:      3/27/98               /s/ Gerald L. Baliles              Director
          ----------             ----------------------------
                                 Hon. Gerald L. Baliles

Date:      3/24/98                      /s/ Leon A. Edney           Director
          ----------              -------------------------
                               Leon A. Edney, Admiral (Ret.)

Date:      3/24/98             /s/ Dr. William R. Harvey            Director
          ----------              -------------------------
                                  Dr. William R. Harvey

Date:                                                               Director
          ----------             -------------------------
                                      Dana G. Mead

Date:      3/24/98                /s/ Dr. Joseph J. Sisco           Director
          ----------              -------------------------
                                   Dr. Joseph J. Sisco

Date:      3/24/98                /s/ Stephen R. Wilson             Director
          ----------              -------------------------
                                   Stephen R. Wilson


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
--------                     -----------
3.1           Restated Certificate of Incorporation of the Company dated as of December 11, 1996. (e)
3.2           Amended and Restated By-laws of the Company dated as of January 30, 1998.  (a)
4.1           Specimen Certificate of the Company's Common Stock.  (g)
4.2           Rights Agreement dated as of December 11, 1996 between the Company and First Chicago Trust
              Company of New York, as Rights Agent.  (f)
4.3           Amendment No. 1 to Rights Agreement, dated as of March 25, 1997. (b)
4.4           Amendment No. 2 to Rights Agreement, dated October 9, 1997. (d)
4.5           Form of Senior Note issued on March 13, 1997 including Guarantees.  (e)
4.6           Form of Senior Subordinated Note issued on March 13, 1997 including Guarantees.  (e)
4.7           Senior Note Indenture dated as of November 26, 1996 among NNS, Newport News and
              The Bank of New York, as Trustee.  (e)
4.8           Senior Subordinated Note Indenture dated as of November 26, 1996 among NNS, Newport News and The Bank of New York, as Trustee.  (e)
4.9           First Supplemental Senior Note Indenture dated as of December 11,
              1996 among NNS, the Guarantors and The Bank of New York, as
              Trustee. (e)
4.10          First Supplemental Senior Subordinated Note
              Indenture dated as of December 11, 1996 among NNS, the Guarantors and The Bank of New York, as Trustee.  (e)
4.11          Senior Notes Registration Rights Agreement dated as of November 26, 1996 among NNS, the Guarantors and the Initial Purchasers.  (e)
4.12          Senior Subordinated Notes Registration Rights Agreement dated as of November 26, 1996 among
              NNS, the Guarantors and the Initial Purchasers.  (e)
10.1          Distribution Agreement dated as of November 1, 1996 among Tenneco Inc., New Tenneco Inc. and the Company.  (e)
10.2          Amendment No. 1 to Distribution Agreement dated as of December 11, 1996 by and among
              Tenneco Inc., New Tenneco Inc. and the Company.  (e)
10.3          Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1996, among El Paso
              Natural Gas Company, El Paso Merger Company and Tenneco Inc.  (e)
10.4          Debt and Cash Allocation Agreement, dated as of December 11, 1996
              among Tenneco Inc., New   Tenneco Inc. and the Company.  (e)
10.5          Benefits Agreement, dated as of December 11, 1996 among Tenneco
              Inc., New Tenneco Inc.  and the  Company.  (e)
10.6          Insurance Agreement, dated as of December 11, 1996 among Tenneco
              Inc., New Tenneco Inc. and  the Company.  (e)
10.7          Tax Sharing Agreement, dated as of December 11, 1996 among Tenneco Inc., the Company,  New Tenneco  Inc. and El Paso
              Natural Gas Company.  (e)
10.8          First Amendment to the Tax Sharing Agreement, dated as of December 11, 1996 among Tenneco   Inc.,  the  Company,  New
              Tenneco  Inc.,  and El Paso Natural Gas Company.  (e)
10.9          Trademark Transition License Agreement, dated as of December 11, 1996 between Tenneco  Management Company and the
              Company.  (e)
10.10         Award/Contract N00024-95-C-2106, issued by Naval Sea Systems Command to Newport News  Shipbuilding for Aircraft
              Carrier CVN-76.  (g)
10.11         Professional Services Agreement, dated August 22, 1996 between Tenneco Business Services Inc. and  the Company.  (g)
10.12         Employment agreement dated as of December 12, 1996 between William P. Fricks and the Company.  (e)
10.13         Newport News Shipbuilding Inc. Stock Ownership Plan.  (c)
10.14         Amendment No. 1 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of July 1,  1997.  (d)
10.15         Amendment No. 2 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of October  8, 1997.  (d)
10.16         Amendment No. 3 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of May 16,  1997.  (d)
10.17         1997 Stock Plan for Directors of Newport News Shipbuilding Inc. and First Amendment.  (c)
10.18         Amendment No. 2 to 1997 Stock Plan for Directors of Newport News Shipbuilding Inc., effective as  of October 9, 1997.
              (d)
10.19         Deferred Compensation Plan for Nonemployee Directors.  (c)
10.20         Deferred Compensation Plan.  (c)
10.21         Newport News Shipbuilding Inc. Change in Control Severance Plan for Key Executives and First Amendment.  (c)
10.22         Amendment No. 2 to Newport News Shipbuilding Inc. Change in Control Severance Benefit Plan for  Key  Executives,
              effective  as  of October 9, 1997.  (d)
+21.1         Subsidiaries of the Registrant.
+24.1         Power of Attorney.
+27.1         Financial Data Schedule.

+   Filed herewith.
(a) Incorporated herein by reference to the Company's current report on Form 8-K, dated February 12, 1998 (File No. 1-12385).

(b) Incorporated herein by reference to the Company's current report on Form 8-K, dated April 1, 1997 (File No. 1-12385).

(c) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385).

(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385).

(e) Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285).

(f) Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated February 27, 1997 (Registration No. 333-22503).

(g) Incorporated herein by reference to the Company's Registration Statement on Form 10 dated October 30, 1996, as amended (Registration No. 1-12385).

Exhibits 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20, 10.21,
and 10.22 hereto constitute management contracts or compensatory plans or arrangements within the meaning of Item 14 (a) (3) of Form 10-K.