Form 10-Q
period 1998-03-22
NEWPORT NEWS SHIPBUILDING INC
filed 1998-05-06
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 22, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from            to

                         Commission file number 1-12385

                               -----------------

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

Common Stock, par value $.01 per share: 35,273,169 shares and associated preferred stock purchase rights as of April 15, 1998.

                                TABLE OF CONTENTS



                                                                           PAGE
Part I--Financial Information
     Newport News Shipbuilding Inc.

         Consolidated Statements of Earnings.............................    2
         Consolidated Balance Sheets.....................................    3
         Consolidated Statements of Cash Flows...........................    4
         Notes to Consolidated Financial Statements......................    5
         Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    8

Part II--Other Information

     Item 1. Legal Proceedings...........................................   11
     Item 2. Changes in Securities and Use of Proceeds...................    *
     Item 3. Defaults Upon Senior Securities.............................    *
     Item 4. Submission of Matters to a Vote of Security Holders.........    *
     Item 5. Other Information...........................................    *
     Item 6. Exhibits and Reports on Form 8-K............................   11





*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.


THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                                         Quarter Ended
                                                                                March 22,             March 23,
                                                                                  1998                  1997
                                                                              ------------          ------------
Millions (Except Shares and Per Share Amounts)
Revenues...............................................................       $        397          $        403
Operating Costs and Expenses...........................................                358                   368
Other Income (Expense), net............................................                  1                     -
                                                                              ------------          ------------

Operating Earnings.....................................................                 40                    35
Interest Expense, net of interest capitalized..........................                 13                    13
                                                                              ------------          ------------

Earnings Before Income Taxes...........................................                 27                    22
Provision for Income Taxes.............................................                 11                     9
                                                                              ------------          ------------

Net Earnings...........................................................       $         16          $         13
                                                                              ============          ============


Weighted Average Number of Common Shares Outstanding...................         34,990,962            34,464,442
                                                                              ============          ============

Basic Net Earnings Per Common Share....................................       $        .46          $        .38
                                                                              ============          ============

Diluted Net Earnings Per Common Share..................................       $        .44          $        .38
                                                                              ============           ===========

Dividends Declared Per Common Share....................................       $        .04          $        .04
                                                                              ============          ============


     The accompanying notes are an integral part of these consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                              March 22,            December 31,
                                                                                1998                    1997
                                                                              ---------             -----------
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents..............................................      $      11               $       3
Accounts Receivable....................................................            114                     136
Contracts in Process...................................................            273                     210
Inventory..............................................................             46                      44
Deferred Income Taxes..................................................             44                      50
Other Current Assets...................................................             14                      12
                                                                             ---------               ---------

Total Current Assets...................................................            502                     455
                                                                             ---------               ---------

Noncurrent Assets
Property, Plant and Equipment, net.....................................            791                     816
Other Assets...........................................................            217                     205
                                                                             ---------               ---------

Total Noncurrent Assets................................................          1,008                   1,021
                                                                             ---------               ---------

                                                                             $   1,510               $   1,476
                                                                             =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable.................................................      $     143               $     151
Short-Term Debt........................................................             30                      30
Accrued Liabilities & Other............................................            200                     175
                                                                             ---------               ---------

Total Current Liabilities..............................................            373                     356
                                                                             ---------               ---------

Noncurrent Liabilities
Long-Term Debt.........................................................            548                     548
Deferred Income Taxes..................................................            198                     199
Postretirement Benefits................................................            107                     107
Other Long-Term Liabilities............................................             85                      83
Commitments and Contingencies (See Note 3).............................
                                                                             ---------               ---------
Total Noncurrent Liabilities...........................................            938                     937
                                                                             ---------               ---------

Stockholders' Equity
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued 35,281,548 shares at
     March 22, 1998, and 34,948,663 shares at December 31, 1997........              1                       1
Paid-In Capital........................................................            259                     256
Accumulated Deficit....................................................            (53)                    (68)
Unearned Compensation..................................................             (3)                     (4)
Treasury Stock (250,804 shares at March 22, 1998 and
     84,069 shares at December 31, 1997)...............................             (5)                     (2)
                                                                              ---------               ---------
Total Stockholders' Equity.............................................            199                     183
                                                                              ---------               ---------

                                                                             $   1,510               $   1,476
                                                                              =========               =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Quarter Ended
                                                                               March 22,             March 23,
                                                                                  1998                  1997
                                                                              -----------           -----------
Millions
Cash Flows from Operating Activities:
Net Earnings  ...........................................................       $   16               $    13
Adjustments to Reconcile Net Earnings Before Accounting Changes to
     Net Cash Provided by Operating Activities -

         Depreciation and Amortization...................................           16                    17
         Deferred Income Taxes...........................................            5                     4

         Changes in Components of Working Capital -
           Decrease (Increase) in -
              Accounts Receivable........................................           22                    83
              Contracts in Process.......................................          (63)                  (70)
              Inventory..................................................           (2)                    2
              Other Current Assets.......................................           (2)                   (8)
           Increase (Decrease) in -
              Trade Accounts Payable.....................................           (8)                   (3)
              Accrued Liabilities & Other................................           25                    25
         Other, net......................................................           16                     8
                                                                                 ------               -------
Net Cash Provided by Operating Activities................................           25                    71
                                                                                 ------               -------

Cash Flows from Investing Activities:
Capital Expenditures.....................................................           (1)                   (7)
Other....................................................................          (12)                   (2)
                                                                                 ------               -------
Net Cash Used by Investing Activities....................................          (13)                   (9)
                                                                                 ------               -------

Cash Flows from Financing Activities:
Net Decrease in Revolving Credit Facility................................            -                   (24)
Payments on Short-Term Debt..............................................           (1)                    -
Proceeds from Issuance of Common Stock...................................            4                     6
Treasury Stock Purchases.................................................           (9)                    -
Proceeds from Issuance of Treasury Stock.................................            3                     -
Dividends Paid...........................................................           (1)                   (1)
                                                                                 ------               -------
Net Cash Used by Financing Activities....................................           (4)                  (19)
                                                                                 ------               -------

Net Increase in Cash and Cash Equivalents................................            8                    43
Cash and Cash Equivalents at Beginning of Period.........................            3                     1
                                                                                 ------               -------

Cash and Cash Equivalents at End of Period...............................       $   11               $    44
                                                                                 ======               =======

Cash Paid During the Period for Income Taxes.............................       $    -               $     -
                                                                                 ======               =======

Cash Paid During the Period for Interest.................................       $    4               $     5
                                                                                 ======               =======

       The accompanying notes are an integral part of these consolidated statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended March 22, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company is reporting quarterly results on an accounting-month basis consistent with the prior year.

In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on March 22, 1998 and March 23, 1997, respectively.


                                                                   Quarter Ended March 22, 1998
                                                                   ----------------------------
                                                                                             Per Share
                                                            Earnings           Shares          Amount
                                                            --------           ------          ------
Millions, except for shares and per share data
Basic Net Earnings per Common Share
Income available to common stockholders                   $          16       34,990,962     $       .46
                                                                                             ===========

Stock Options and Other Common
     Stock Equivalents                                                -        1,320,093
                                                          -------------    -------------

Diluted Net Earnings per Common Share
Income available to common stockholders                   $          16       36,311,055     $       .44
                                                          =============    =============     ===========


                         NEWPORT NEWS SHIPBUILDING INC.

                                   (UNAUDITED)


                                                                  Quarter Ended March 23, 1997
                                                                  ----------------------------
                                                                                             Per Share
                                                            Earnings           Shares          Amount
                                                            --------           ------          ------
Millions, except for shares and per share data
Basic Net Earnings per Common Share
Income available to common stockholders                   $          13       34,464,442     $       .38
                                                                                             ===========

Stock Options and Other Common
     Stock Equivalents                                                -           94,682
                                                          -------------    -------------

Diluted Net Earnings per Common Share
Income available to common stockholders                   $          13       34,559,124     $       .38
                                                          =============    =============     ===========

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

As with many government contractors, the government has from time to time recommended that certain of the Company's contract prices be reduced, or costs allocated to its government contracts be disallowed. Some of these recommendations involve substantial amounts. In the past, as a result of such audits, investigations, and inquiries, the Company has on occasion made adjustments to its contract prices and the costs allocated to its government contracts.

The Company is currently involved in several such audits and other investigative proceedings with the U.S. Government. The Company is also engaged in such settlement discussions and has filed a lawsuit concerning certain cost accounting issues. Although the eventual outcome of these discussions, audits and investigations, and such lawsuit cannot be determined at this time, management believes, based on current information, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

As previously reported, the DCAA conducted a post-award audit of the contract to build the aircraft carrier Reagan. In April 1998 the DCAA issued their official audit report ("Audit Report") in which they concluded that the cost or pricing data supplied by the Company to the Navy was not current, accurate, and complete and, therefore, that projected labor and overhead costs were overstated for the Reagan contract. Accordingly, the DCAA recommended to the Navy's contracting officer that the contract price for the Reagan be reduced.

                         NEWPORT NEWS SHIPBUILDING INC.

                                   (UNAUDITED)

The Company disagrees with the conclusions of the Audit Report and the DCAA's recommendation to the contracting officer. Management believes that the Company has substantial and meritorious grounds on which to contest any action by the Navy seeking to reduce the Reagan contract price and intends to pursue its defenses to any attempt by the Navy to make such a reduction.

In addition to the DCAA audit, a civil investigation, also focused on the cost or pricing data that the Company supplied to the Navy in connection with the Reagan contract, is being conducted jointly by the Department of Defense, the Department of Justice, the U.S. Attorney's Office for the Eastern District of Virginia, and the Naval Criminal Investigative Service. The Company has previously responded to demands for documents in connection with the inquiry and is now in the process of responding to Department of Justice Civil Investigative Demands for documents and testimony from present and former Company officers and employees.

Although the ultimate outcome of the FPRP and Reagan contract issues cannot be predicted, should a successful claim be made in either matter, it could entail an amount material to the Company's financial position and results of operations; however, based on the Company's present understanding of the claims the Government might assert, together with the sharing arrangement with its former parent in connection with the FPRP, and defenses believed to be available in connection with the Reagan contract matter, management believes that the final resolution of these matters will not have a material impact on the financial position or results of operations of the Company.

Significant Estimates

From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine Double Eagle product tankers. In January 1997, the Company, one of the original purchasers, and Mobil Oil Corporation ("Mobil") entered into an agreement whereby Mobil agreed to acquire the first ship. In March of 1998, the Company announced a revised strategy for this program that will result in only five of the remaining eight ships being built, after which the Company will withdraw from the market. Work is substantially complete on the first three of the remaining five ships which are scheduled to be delivered in 1998. The final two ships will be delivered by the middle of 1999. The cumulative provision for losses recorded on undelivered ships as of March 22, 1998 and December 31, 1997 is approximately $325 million. The Company has recorded charges against earnings of approximately $207 million (net of previously established reserves of $57 million), $70 million, and $30 million in 1997, 1996, and 1995, respectively.

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

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing maintenance for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 94% and 89% of the Company's revenues for the quarterly periods ended March 22, 1998 and March 23, 1997, respectively.

RESULTS OF OPERATIONS
                                                     For the First Quarter Ended
--------------------------------------------------------------------------------
                                                        1998          1997
--------------------------------------------------------------------------------
Millions
Revenues...........................................    $  397        $   403
Operating Earnings.................................        40             35

Revenues for the first quarter of 1998 declined $6 million to $397 million compared with the same period in 1997 primarily due to lower construction activity associated with the aircraft carrier Truman as well as Double Eagle product tankers. In addition, revenues were lower due to the delivery of the second of two Sealift ships (a roll-on, roll-off heavy armored vehicle transportation vessel) to the U.S. Navy in May 1997. Increased overhaul activity on the aircraft carrier Roosevelt and incremental planning work for the Nimitz refueling partially offset the decline in construction revenues. Engineering revenues also improved in comparison to last year as a result of increased submarine engineering activity related to the new attack submarine.

First quarter 1998 operating earnings increased $5 million over the prior year first quarter primarily due to improved overhaul and repair volume associated with the carriers Roosevelt and Nimitz as mentioned above and increased activity in nuclear and submarine engineering. These increases were partially offset by lower construction work on the carrier Truman which is scheduled to be delivered to the U.S. Navy in July of this year. In addition, the Company consummated transactions during the quarter with respect to restructuring its equity interest in certain limited liability partnerships as part of its exit from the commercial shipbuilding business. The associated expenses of approximately $10 million were in line with prior management estimates and, as such, were mitigated by previously established reserves resulting in no net impact to the Company.


The Company's backlog was $2.5 billion at March 22, 1998, substantially all of which was U.S. Navy-related.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                                      For the Three Months Ended
--------------------------------------------------------------------------------
                                                         1998          1997
--------------------------------------------------------------------------------
Millions
Net cash provided by operating activities...........   $    25        $    71
Capital expenditures................................        (1)            (7)
Other investing cash flows..........................       (12)            (2)
                                                       -------        -------

Subtotal............................................        12             62
Financing activities................................        (4)           (19)
                                                       -------        -------

Net increase in cash and cash equivalents...........   $     8        $    43
                                                       =======        =======

NET CASH PROVIDED BY OPERATING ACTIVITIES

The $47 million decrease in 1998's comparative cash flows from operating activities is primarily due to an increased investment in working capital, partially offset by higher operating earnings and lower interest payments as compared to the prior year. The higher operating earnings are attributable to the factors discussed above in "Results of Operations." The increase in working capital was due to normal timing fluctuations in billings and accounts receivable collections.

CAPITAL EXPENDITURES

The $6 million decrease in capital expenditures for the period ended March 22, 1998 compared to the period ended March 23, 1997 is attributable to higher expenditures related to capital improvement programs completed in 1997, such as the development of a state-of-the-art automated steel cutting and fabrication facility.

OTHER INVESTING CASH FLOWS

The 1998 and 1997 investing activities relate to an investment in a vessel-owning limited partnership with a U.S. shipping firm which will own and operate four of the commercial product tankers under construction by the Company.

FINANCING ACTIVITIES

The financing activities for the period ended March 22, 1998 reflect the purchase of Company stock, the pay off of short-term debt, and the payment of a quarterly dividend of four cents per share. These expenditures were partially offset by proceeds from the issuance of common stock related to the Company's benefit plans. The 1997 financing activities largely reflected the pay off of the previous revolver balance under the Company's senior credit facility.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms as "intends," "estimates," "expects," "projects," "anticipates," "should," "believes" and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general political, economic and competitive conditions; (b) initiatives to reduce the federal budget deficit and further reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Financial Statements contained herein, which is incorporated in this Item 1 of
Part II by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.1      Financial Data Schedule

Newport News Shipbuilding Inc. filed current reports on Form 8-K on February 12, 1998 and March 16, 1998. These reports were issued, respectively, to report the amendment and restatement of the Company's By-Laws, dated as of January 30, 1998, and to announce a $150 million charge to 1997 operating earnings related to Double Eagle product tankers and the Company's planned exit from the commercial shipbuilding business.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         Newport News Shipbuilding Inc.


                                        By   David J. Anderson
                                          ------------------------------
                                            Senior Vice President and
                                             Chief Financial Officer

Date: May 6, 1998

a:\