Form 10-Q
period 1998-06-21
NEWPORT NEWS SHIPBUILDING INC
filed 1998-08-04
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 21, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                       to

                         Commission file number 1-12385


                         NEWPORT NEWS SHIPBUILDING INC.
             (Exact name of registrant as specified in its charter)


Delaware                                              74-1541566
State or Other Jurisdiction of                        IRS Employer
Incorporation or Organization                         Identification No.

4101 Washington Avenue, Newport News, Virginia        23607-2770
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

Common Stock, par value $.01 per share: 35,281,205 shares and associated preferred stock purchase rights as of July 15, 1998.

                                TABLE OF CONTENTS



                                                                         PAGE
Part I--Financial Information
   Newport News Shipbuilding Inc.
      Consolidated Statements of Earnings - Second Quarter...........     2
      Consolidated Statements of Earnings - Six Months...............     3
      Consolidated Balance Sheets....................................     4
      Consolidated Statements of Cash Flows..........................     5
      Notes to Consolidated Financial Statements.....................     6
      Management's  Discussion and Analysis of
      Financial Condition and Results of Operations..................     8

Part II--Other Information
   Item 1. Legal Proceedings.........................................    13
   Item 2. Changes in Securities and Use of Proceeds.................    13
   Item 3. Defaults Upon Senior Securities...........................     *
   Item 4. Submission of Matters to a Vote of Security Holders.......    13
   Item 5. Other Information.........................................     *
   Item 6. Exhibits and Reports on Form 8-K..........................    14




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

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                           Quarter Ended
                                                   --------------------------
                                                     June 21,       June 22,
                                                       1998           1997
                                                   ------------   -----------
Millions (Except Shares and Per Share Amounts)
Revenues........................................      $    466       $    450
Operating Costs and Expenses....................           423            413
Other Income (Expense), net.....................           (1)              -
                                                      --------       --------

Operating Earnings..............................            42             37
Interest Expense, net of interest capitalized...            14             13
                                                      --------       --------

Earnings Before Income Taxes....................            28             24
Provision for Income Taxes......................            12             10
                                                      --------       --------

Net Earnings....................................      $     16       $     14
                                                      ========       ========

Weighted Average Number of Common Shares Outstanding

   Basic........................................      34,909,198     34,809,914

   Diluted......................................      36,042,161     35,226,900

Net Earnings Per Common Share

   Basic........................................      $    .46       $    .39
                                                      =========      =========

   Diluted......................................      $    .45       $    .38
                                                      =========      =========

Dividends Declared Per Common Share.............      $    .04       $    .04
                                                      =========      =========





        The accompanying notes are an integral part of these
                      consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                         Six Months Ended
                                                   --------------------------
                                                     June 21,       June 22,
                                                       1998           1997
                                                   ------------   -----------
Millions (Except Shares and Per Share Amounts)
Revenues........................................      $    863       $    853
Operating Costs and Expenses....................           781            781
Other Income (Expense), net.....................             -              -
                                                      --------       --------

Operating Earnings..............................            82             72
Interest Expense, net of interest capitalized...            27             26
                                                      --------       --------

Earnings Before Income Taxes....................            55             46
Provision for Income Taxes......................            23             19
                                                      --------       --------


Net Earnings....................................      $     32       $     27
                                                      ========       ========



Weighted Average Number of Common Shares Outstanding

   Basic........................................      34,944,826     34,626,133

   Diluted......................................      36,074,999     35,076,340

Net Earnings Per Common Share

   Basic........................................      $    .92       $    .77
                                                      =========      =========

   Diluted......................................      $    .89       $    .76
                                                      =========      =========

Dividends Declared Per Common Share.............      $    .08       $    .08
                                                      =========      =========




                 The accompanying notes are an integral part of
                   these consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    June 21,      December 31,
                                                      1998            1997
                                                  ------------    --------
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents.......................     $    4          $    3
Accounts Receivable.............................        124             136
Contracts in Process............................        247             210
Inventory.......................................         65              44
Deferred Income Taxes...........................         49              50
Other Current Assets............................         12              12
                                                     ------          ------

Total Current Assets............................        501             455
                                                     ------          ------

Noncurrent Assets
Property, Plant and Equipment, net..............        773             816
Other Assets....................................        225             205
                                                     ------          ------

Total Noncurrent Assets.........................        998           1,021
                                                     ------          ------


                                                     $1,499          $1,476
                                                     ======          ======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable..........................     $  136          $  151
Short-Term Debt.................................         28              30
Accrued Liabilities and Other...................        191             175
                                                     ------          ------

Total Current Liabilities.......................        355             356
                                                     ------          ------

Noncurrent Liabilities
Long-Term Debt..................................        569             548
Deferred Income Taxes...........................        197             199
Postretirement Benefits.........................        108             107
Other Long-Term Liabilities.....................         65              83
Commitments and Contingencies (See Note 3)......
                                                     ------           ------

Total Noncurrent Liabilities....................        939             937
                                                     ------          ------

Stockholders' Equity
Common Stock, $.01 par value -
   authorized 70,000,000 shares; issued 35,283,548 shares at
   June 21,1998, and 34,948,663 shares at December 31, 1997
                                                          1               1
Paid-In Capital.................................        258             256
Accumulated Deficit.............................       (38)            (68)
Unearned Compensation...........................       (16)             (4)
Treasury Stock (2,343 shares at June 21,1998 and
   84,069 shares at December 31, 1997)..........          -             (2)
                                                     ------          ------
Total Stockholders' Equity......................        205             183
                                                     ------          ------

                                                     $1,499          $1,476
                                                     ======          ======



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                   ------------------------
                                                     June 21,       June 22,
                                                       1998           1997
                                                   ------------   ----------
Millions
Cash Flows from Operating Activities:
Net Earnings......................................      $32          $  27
Adjustments to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities -
      Depreciation and Amortization...............       33             34
      Deferred Income Taxes.......................      (1)             14
      Loss on Equity Investments..................        1              -
      Changes in Components of Working Capital -
        Decrease (Increase) in -
         Accounts Receivable......................       12             45
         Contracts in Process.....................     (37)           (49)
         Inventory................................     (21)              3
         Other Current Assets.....................        -            (3)
        Increase (Decrease) in -
         Trade Accounts Payable...................     (15)            (2)
         Accrued Liabilities and Other............       15              6
      Other, net..................................        3              5
                                                      -----          -----
Net Cash Provided by Operating Activities.........       22             80
                                                      -----          -----

Cash Flows from Investing Activities:
Capital Expenditures..............................      (4)           (12)
Other.............................................     (23)            (3)
                                                      -----          -----
Net Cash Used by Investing Activities.............     (27)           (15)
                                                      -----          -----

Cash Flows from Financing Activities:
Net Increase (Decrease) in Revolving Credit Facility    29            (24)
Payments on Short-Term Debt.......................      (2)              -
Payments on Long-Term Debt........................      (8)            (6)
Proceeds from Issuance of Common Stock............        7              8
Treasury Stock Purchases..........................     (19)              -
Proceeds from Issuance of Treasury Stock..........        2              -
Dividends Paid....................................      (3)            (3)
                                                      -----          -----
Net Cash Provided (Used) by Financing Activities..        6           (25)
                                                      -----          -----

Net Increase in Cash and Cash Equivalents.........        1             40
Cash and Cash Equivalents at Beginning of Period..        3              1
                                                      -----          -----


Cash and Cash Equivalents at End of Period........    $   4          $  41
                                                      =====          =====

Cash Paid During the Period for Income Taxes......    $  14          $   -
                                                      =====          =====

Cash Paid During the Period for Interest..........    $  27          $  28
                                                      =====          =====


              The accompanying notes are an integral part of these
                     consolidated statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended June 21, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company is reporting quarterly results on an accounting-month basis consistent with the prior year.

In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on June 21, 1998 and June 22, 1997, respectively.

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

                         NEWPORT NEWS SHIPBUILDING INC.

                                   (UNAUDITED)


As previously reported, the DCAA conducted a post-award audit of the contract to build the aircraft carrier Reagan. In April 1998 the DCAA issued its official audit report ("Audit Report") in which they concluded that the cost or pricing data supplied by the Company to the Navy was not current, accurate, and complete and, therefore, that projected labor and overhead costs were overstated for the Reagan contract. Accordingly, the DCAA recommended to the Navy's contracting officer that the contract price for the Reagan be reduced.

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

During the quarter, the Company received a draft audit report from the DCAA questioning costs allocated and billed to government contracts as Independent Research and Development ("IR&D"). The Company has responded to the DCAA by communicating its disagreement with the draft audit report's conclusions and recommendations.

Although the ultimate outcome of these issues cannot be predicted, should a successful claim be made in any such matter, it could entail an amount material to the Company's financial position and results of operations; however, based on the Company's present understanding of the claims the Government might assert, together with the sharing arrangement with its former parent in connection with the FPRP, and defenses believed to be available in connection with the Reagan contract matter, management currently believes that the final resolution of these matters will not have a material impact on the financial position or results of operations of the Company. Management continues to assess the IR&D matter and believes, based on current information, that it would be premature to express any opinion as to whether or not the eventual outcome may have a material impact on the financial position or results of operations of the Company.

During 1997, the Company submitted a request for a Shipbuilding Capability Preservation Agreement pursuant to Section 1027 of the National Defense Authorization Act for the Fiscal Year 1998. This section enables the Company to recover from the Government a portion of certain indirect costs which would have been allocated to government contracts had commercial projects not been undertaken. During the second quarter, an agreement was reached with the Navy whereby the Company may recover $10 to $15 million of such costs by year-end 2000.

Significant Estimates

From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine Double Eagle product tankers. In March of 1998, the Company announced a revised strategy for this program that will result in only five of the remaining eight undelivered ships being built, after which the Company will withdraw from the market. Work is substantially complete on the first three of the remaining five ships. These three ships are scheduled to be delivered in 1998, while the final two ships should be delivered by the middle of 1999. As of June 21, 1998 and December 31, 1997, the cumulative provision for losses recorded on undelivered ships is in the range

                         NEWPORT NEWS SHIPBUILDING INC.

                                  (UNAUDITED)

of $320 to $325 million. The Company intends to continue to review this program at the end of each quarter. There can be no assurance that the estimate of costs to be incurred on these contracts will not be revised at that time based on the facts then known to the Company.

Litigation

The Company is a defendant in matters of a varying nature related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings should not have a material adverse effect on the financial position or results of operations of the Company.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing maintenance for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 93% and 89% of the Company's revenues for the quarterly periods ended June 21, 1998 and June 22, 1997, respectively.

RESULTS OF OPERATIONS
                                           For the Second Quarter Ended
------------------------------------------------------------------------------
                                                 1998      1997
------------------------------------------------------------------------------
Millions
Revenues..................................       $ 466     $450
Operating Earnings........................          42       37

Revenues for the second quarter of 1998 increased $16 million to $466 million compared with the same period in 1997 primarily due to increased overhaul activity on the aircraft carrier Roosevelt and increased planning work for the refueling and overhaul of the aircraft carrier Nimitz. In addition, revenues also improved in comparison to last year as a result of increased submarine engineering activity related to the new attack submarine program and contributions from the Company's new wholly-owned subsidiary, Continental Maritime Industries, Inc. ("CMI"). Lower construction activity on Double Eagle product tankers and the aircraft carrier Truman due to its June 30, 1998 delivery to the Navy partially offset the increases mentioned above.

Second quarter 1998 operating earnings increased $5 million over the prior year second quarter primarily due to improved Overhaul and Repair volume associated with the carriers Roosevelt and Nimitz as mentioned above. These increases were partially offset by lower construction work on the carrier Truman. During the quarter, the Company continued to restructure its equity interest in five vessel-owning limited liability companies as part of its exit from the commercial shipbuilding business. The attendant expenses of approximately $10 million were in line with prior management estimates and, as such, were mitigated by previously established reserves resulting in no net impact to the Company.

                         NEWPORT NEWS SHIPBUILDING INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                                             For the Six Months Ended
------------------------------------------------------------------------------
                                                 1998      1997
------------------------------------------------------------------------------
Millions
Revenues..................................       $ 863     $853
Operating Earnings........................          82       72

Revenues for the first half of 1998 increased $10 million to $863 million compared with the 1997 period primarily due to increased Overhaul and Repair and submarine engineering activity, as well as contributions from CMI. These increases were partially offset by lower carrier construction and product tanker revenues.

First half 1998 operating earnings increased $10 million over the prior year first half primarily due to variations in the revenue mix described above. Year-to-date results also reflect approximately $20 million of expenses associated with restructuring the Company's interest in five vessel-owning limited liability companies as mentioned above. These expenses were offset by previously established reserves resulting in no net impact to the Company.

The Company's backlog was $3.3 billion at June 21, 1998, substantially all of which was U.S. Navy-related.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                             For the Six Months Ended
------------------------------------------------------------------------------
                                                 1998      1997
------------------------------------------------------------------------------
Millions
Net cash provided by operating activities.      $  22      $ 80
Capital expenditures......................         (4)     (12)
Other investing cash flows................        (23)      (3)
                                                ------     ----

Subtotal..................................         (5)       65
Financing activities......................           6     (25)
                                                ------     ----

Net increase in cash and cash equivalents.      $    1     $ 40
                                                ======     ====

NET CASH PROVIDED BY OPERATING ACTIVITIES

The $58 million decrease in 1998's comparative cash flows from operating activities is primarily due to an increased investment in working capital and higher income tax payments, partially offset by higher operating earnings as compared to the prior year. The increase in working capital as compared to the prior year is primarily due to normal timing fluctuations in billings and accounts receivable collections. Additionally, 1998 reflects higher tax payments due to the recognition of income previously deferred for tax purposes on the aircraft carriers Stennis and Truman. The higher operating earnings are attributable to the factors discussed above in "Results of Operations."

                         NEWPORT NEWS SHIPBUILDING INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CAPITAL EXPENDITURES

The $8 million decrease in capital expenditures for the period ended June 21, 1998 compared to the period ended June 22, 1997 is attributable to higher expenditures related to capital improvement programs completed in 1997, such as the development of a state-of-the-art automated steel cutting and fabrication facility.

OTHER INVESTING CASH FLOWS

The 1998 and 1997 investing activities primarily relate to investments in five vessel-owning limited liability companies in partnership with a U.S. shipping firm, which will own and operate the five commercial product tankers under construction by the Company.

FINANCING ACTIVITIES

For the six months ended June 21, 1998, the Company borrowed funds under its revolving credit facilities. These proceeds were partially offset by the purchase of Company stock, payments on short-term debt, and the payment of quarterly dividends of four cents per share. The 1997 financing activities largely reflect the pay off of the previous revolver balance.


During the second quarter, the Company entered into a $75 million, 364 day secured revolving credit facility. The interest rate for the facility varies at the Company's election based on the one, two, three, six, nine, and twelve month LIBOR, plus 1.125%, or a base rate. The base rate is defined as the higher of prime (as defined in the Company's credit facility) or the federal funds rate plus 0.5%.

RECENTLY ISSUED STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. FAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company engages in minimal derivative activity and therefore the adoption of this new standard is not expected to have any impact on the Company's financial position or results of operations.

YEAR 2000

The Company continues to evaluate the potential impact of the "Year 2000" problem on its systems and operations. A Year 2000 plan has been developed addressing Year 2000 awareness, specific problem identification, risk and potential impact assessment (including the risk and potential impact of noncompliance by the Company's suppliers, subcontractors and customers, including the United States Navy), resource allocation, remediation work required, and a completion timetable.

                         NEWPORT NEWS SHIPBUILDING INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company's Year 2000 analysis and remediation plan is dual faceted, focusing on both information technology ("IT") systems as well as imbedded, non-IT systems that are integral to specific operating and support functions. The Company is also installing new hardware and software as part of the implementation of its new shared data environment which is expected to help mitigate potential Year 2000 problems.

An oversight committee consisting of members of senior management has been established. An outside consultant was retained and recently completed a study of the non-IT component of the Company's Year 2000 exposure. The results of that study have been reported to senior management. The consultant is now assisting with both planning and remediation work in both the IT and non-IT environments.

The Company's Year 2000 effort began at the end of 1994 with the identification and remediation of systems using long lead-time dates. Such work was completed in the middle of 1996. Remediation of the Company's critical IT systems is expected to be completed in the fourth quarter, with comprehensive, off-site integration tests of the corrected systems scheduled for the first quarter of 1999. It is currently anticipated that remediation and testing of non-IT systems, and certain IT systems that will be replaced, will be finished by mid-year 1999.

Remediation work and systems testing will be accomplished using a combination of existing internal Company resources and outsourcing and will be funded with cash on hand. Expenditures, including consulting fees and expenses have so far totaled approximately $8 million since the inception of the Company's Year 2000 effort in 1994. Approximately one million dollars has been expended in 1998. It is currently projected that aggregate expenditures for both IT and non-IT systems remediation and testing will total approximately $10 to $15 million, although, based on the results of the consultant's study and the Company's continuing risk assessment and remediation planning, the budget in the non-IT area is just now being developed and may undergo future adjustment as more systems functions requiring remediation are identified, ranked as to criticality, and appropriate resources are allocated.

In addition to addressing its own computer systems, the Company has surveyed and continues to work with its principal subcontractors, suppliers and customers (including the U.S. Navy) to promote their Year 2000 compliance, as it may impact on the financial position or results of operations of the Company. Nevertheless, the Company does not control, and can give no assurances as to the substance or success of the Year 2000 compliance efforts of such independent third parties.

Management believes that the Company will successfully implement its Year 2000 remediation plan on schedule and will be Year 2000 compliant before the end of 1999. Nevertheless, management believes that there is a risk that certain of its principal customers, subcontractors, suppliers and others on whom the Company's finances and operations depend to a large extent will experience Year 2000 problems that could affect the financial position or results of operations of the Company.

Without intending to be exhaustive, these risks include the potential inability of key subcontractors and suppliers to correctly or timely provide necessary services, materials and components for the Company's operations; the inability of its customers to timely or correctly process and pay the Company's invoices; the inability of lenders, lessors or other sources of the Company's necessary capital and liquidity to make funds available to the Company when required; and the inability of computer systems service providers to maintain the Company's essential systems due to excessive demand for their services from other clients experiencing unanticipated or more severe than anticipated Year 2000 problems.

                         NEWPORT NEWS SHIPBUILDING INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

In case the Company does experience severe Year 2000 financial and operating problems, notwithstanding its efforts to avoid or mitigate problems inherent in its own computer systems or the adverse effects of Year 2000 problems experienced by third parties on whom it is substantially reliant, the Company has begun development of appropriate contingency plans. Development of such contingency plans is a principal focus of the senior management oversight committee.

Although no assurances can be given, based on the information presently available to it, management does not expect the overall costs of the Company's efforts to correct the Year 2000 problems inherent in its IT and non-IT systems, or a failure by some of its suppliers, subcontractors and customers to timely anticipate and correct their Year 2000 computer systems problems, to have a material effect on the financial position or the results of operations of the Company.

As implementation of the Company's Year 2000 remediation plan progresses, and more information becomes available to it, the Company expects to periodically reassess the content of, as well as its strategy for implementing, that plan. There can be no assurance that the currently estimated costs of implementing its Year 2000 remediation plan or the currently estimated impact of the Year 2000 problem on the Company's financial position and results of operations will not be revised at that time based on the facts then known to the Company.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms as "intends," "estimates," "expects," "projects," "anticipates," "should," "believes" and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general political, economic and competitive conditions; (b) initiatives to reduce the federal budget deficit and further reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions; and (e) unanticipated events affecting the Company's efforts and the efforts of its suppliers, subcontractors, and customers (including the U.S. Navy) to timely correct Year 2000 problems inherent in essential computer systems, which could impair the Company's operations or the ability of its customers to timely pay for products and services provided.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Financial Statements contained herein, which is incorporated in this Item 1 of
Part II by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 4, 1998, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of Common Stock, par value $0.01 per share, of the Company (the "Common Shares"). The description and terms of the Rights are set forth in a Rights Agreement dated as of the Close of Business on June 10, 1998, as it may be amended from time to time (the "Rights Agreement"), between the Company and First Chicago Trust Company of New York, as Rights Agent.

The Rights were issued to the holders of record of Common Shares outstanding at the Close of Business on June 10, 1998 (the "Record Date") and, with respect to Common Shares issued after the Record Date, will be issued until the Distribution Date (as defined in the Rights Agreement). Each Right, when it becomes exercisable as described in the Rights Agreement, will entitle the registered holder to purchase from the Company one one-thousandth (1/1,000th) of a share of Series A Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company at a price of $105.00.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 1998 the Company held its 1998 Annual Meeting of stockholders. In addition to the re-election of three Class II directors, two proposals were presented to the stockholders for their approval. The outcome of the voting on the two proposals was as follows:

1. Proposal to increase by 200,000 the number of shares authorized for issuance under the Newport News Shipbuilding Employee Stock Purchase and Accumulation Plan.

   For            Against        Abstain      Broker Non-votes
   30,178,250     310,215        93,687             None

2. Proposal to ratify the appointment by the Board of Directors of Arthur Andersen LLP as the Company's independent accountants for 1998.

   For            Against        Abstain      Broker Non-votes
   30,401,336     109,533        71,283             None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 4.1* Form of Rights Agreement dated as of June 10, 1998,  between
             Newport News Shipbuilding Inc. and First Chicago Trust Company of New York, as Rights Agent (Filed as Exhibit No. 1 to the Company's Registration Statement on Form 8A, dated June 10, 1998, Commission File No. 001-12385).

Exhibit 4.2* Form Certificate of the Voting Powers, Designations,
             Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Newport News Shipbuilding Inc. (which is attached as Exhibit A to the Rights Agreement filed as Exhibit 4.1 hereto).

Exhibit 4.3* Form of Right Certificate (which is attached as Exhibit B to the Rights Agreement filed as Exhibit 4.1 hereto).

Exhibit 4.4* Certificate of Elimination of Newport News Shipbuilding Inc.'s
             Series A Participating Junior Preferred Stock (filed in connection with the expiration of the Company's previous Rights Agreement), dated June 4, 1998 (Filed as Exhibit 4 to the Company's Registration Statement on Form 8A, dated June 10, 1998,
             Commission File No. 001-12385).

Exhibit 10.1 Employment  Agreement  between the Company and Mr.  David J.
             Anderson, Senior Vice President and Chief Financial Officer of the Company, dated June 1, 1998.

Exhibit 10.2 Employment  Agreement  between the Company and Mr. Thomas C.
             Schievelbein, Executive Vice President of the Company, dated June 1, 1998.

Exhibit 10.3 Contract (N00024-94-C-2105) between the Company and the United
             States Navy for work necessary to prepare and make ready for the refueling, overhaul, alteration, repair, and maintenance of the USS Nimitz (CVN 68) and its reactor plants (without schedules, appendices or exhibits thereto).

Exhibit 10.4 Modification No. P00016 of Contract (N00024-94-C-2105), effective
             April 16, 1998, between the Company and the United States Navy (without schedules, appendices or exhibits thereto).

Exhibit 27.1 Financial Data Schedule


During the second quarter, the Company did not file any current reports on Form 8-K.


-------------------
*Incorporated by reference.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         Newport News Shipbuilding Inc.


                             By         David J. Anderson
                         ---------------------------------------------
                                    Senior Vice President and
                                     Chief Financial Officer

Date:  August 4, 1998