Form 10-Q/A
period 1998-06-21
NEWPORT NEWS SHIPBUILDING INC
filed 1998-08-05
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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

Exhibit 10.1** Employment  Agreement  between the Company and Mr.  David J.
               Anderson, Senior Vice President and Chief Financial Officer of the Company, dated June 1, 1998.

Exhibit 10.2** Employment  Agreement  between the Company and Mr. Thomas C.
               Schievelbein, Executive Vice President of the Company, dated June 1, 1998.

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

Exhibit 27.1** Financial Data Schedule


During the second quarter, the Company did not file any current reports on Form 8-K.


-------------------
*Incorporated by reference.

**Previously filed

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


Date:  August 5, 1998