Form 10-Q
period 1998-09-20
NEWPORT NEWS SHIPBUILDING INC
filed 1998-11-04
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 20, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to

                         Commission file number 1-12385

                            ------------------------

                         NEWPORT NEWS SHIPBUILDING INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                      74-1541566
------------------------------                                -----------------
State or Other Jurisdiction of                                IRS Employer
Incorporation or Organization                                 Identification No.

4101 Washington Avenue, Newport News, Virginia                23607-2770
----------------------------------------------                ----------
Address of Principal Executive Offices                        Zip Code

                                 (757) 380-2000
               Registrant's Telephone Number, Including Area Code

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value $.01 per share: 35,286,386 shares and associated preferred stock purchase rights as of October 15, 1998.

                                TABLE OF CONTENTS



                                                                                                           PAGE
                                                                                                           ----

Part I--Financial Information
     Newport News Shipbuilding Inc.
         Consolidated Statements of Earnings - Third Quarter.........................................        2
         Consolidated Statements of Earnings - Nine Months...........................................        3
         Consolidated Balance Sheets.................................................................        4
         Consolidated Statements of Cash Flows.......................................................        5
         Notes to Consolidated Financial Statements..................................................        6
         Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9

Part II--Other Information
     Item 1. Legal Proceedings.......................................................................       13
     Item 2. Changes in Securities and Use of Proceeds...............................................        *
     Item 3. Defaults Upon Senior Securities.........................................................        *
     Item 4. Submission of Matters to a Vote of Security Holders.....................................        *
     Item 5. Other Information.......................................................................        *
     Item 6. Exhibits and Reports on Form 8-K........................................................       13




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

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                                         Quarter Ended
                                                                           ----------------------------------------
                                                                              September 20,         September 21,
                                                                                  1998                  1997
                                                                           ------------------    ------------------

Millions (Except Shares and Per Share Amounts)

Revenues...............................................................       $        462          $        423
Operating Costs and Expenses...........................................               (419)                 (409)
Other Income (Expense), net............................................                  -                     2
                                                                              ------------          ------------

Operating Earnings.....................................................                 43                    16
Interest Expense, net of interest capitalized..........................                (14)                  (14)
                                                                              ------------          ------------

Earnings Before Income Taxes...........................................                 29                     2
Provision for Income Taxes.............................................                (12)                   (1)
                                                                              ------------          ------------


Net Earnings...........................................................       $         17          $          1
                                                                              ============          ============



Weighted Average Number of Common Shares Outstanding

     Basic.............................................................         34,564,034            34,907,846

     Diluted...........................................................         35,571,649            35,768,708

Net Earnings Per Common Share


     Basic.............................................................       $        .47          $        .05
                                                                              ============          ============

     Diluted...........................................................       $        .46          $        .04
                                                                              ============          ============

Dividends Declared Per Common Share....................................       $        .04          $        .04
                                                                              ============          ============




The accompanying notes are an integral part of these consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                           ----------------------------------------
                                                                              September 20,         September 21,
                                                                                  1998                  1997
                                                                           ------------------    ------------------
Millions (Except Shares and Per Share Amounts)
Revenues...............................................................       $      1,325          $      1,276
Operating Costs and Expenses...........................................             (1,200)               (1,190)
Other Income (Expense), net............................................                  -                     2
                                                                              ------------          ------------

Operating Earnings.....................................................                125                    88
Interest Expense, net of interest capitalized..........................                (41)                  (40)
                                                                              ------------          ------------

Earnings Before Income Taxes...........................................                 84                    48
Provision for Income Taxes.............................................                (35)                  (20)
                                                                              ------------          ------------


Net Earnings...........................................................       $         49          $         28
                                                                              ============          ============



Weighted Average Number of Common Shares Outstanding

     Basic.............................................................         34,810,940            34,715,221

     Diluted...........................................................         35,900,260            35,349,136

Net Earnings Per Common Share


     Basic.............................................................       $       1.39          $        .82
                                                                              ============          ============

     Diluted...........................................................       $       1.35          $        .80
                                                                              ============          ============

Dividends Declared Per Common Share....................................       $        .12          $        .12
                                                                              ============          ============

The accompanying notes are an integral part of these consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 20,            December 31,
                                                                                1998                    1997
                                                                         -----------------       ------------------
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents..............................................      $       -               $       3
Accounts Receivable....................................................            125                     136
Contracts in Process...................................................            258                     210
Inventory..............................................................             71                      44
Deferred Income Taxes..................................................            124                      50
Other Current Assets...................................................             12                      12
                                                                             ---------               ---------

Total Current Assets...................................................            590                     455
                                                                             ---------               ---------

Noncurrent Assets
Property, Plant and Equipment, net.....................................            762                     816
Other Assets...........................................................            212                     205
                                                                             ---------               ---------

Total Noncurrent Assets................................................            974                   1,021
                                                                             ---------               ---------


                                                                             $   1,564               $   1,476
                                                                             =========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable.................................................      $     112               $     151
Short-Term Debt........................................................             38                      30
Accrued Liabilities and Other..........................................            264                     175
                                                                             ---------               ---------

Total Current Liabilities..............................................            414                     356
                                                                             ---------               ---------

Noncurrent Liabilities
Long-Term Debt.........................................................            575                     548
Deferred Income Taxes..................................................            192                     199
Postretirement Benefits................................................            107                     107
Other Long-Term Liabilities............................................             68                      83
Commitments and Contingencies (See Note 3).............................
                                                                             ---------               ---------

Total Noncurrent Liabilities...........................................            942                     937
                                                                             ---------               ---------

Stockholders' Equity
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued 35,286,386 shares at
     September 20,1998, and 34,948,663 shares at December 31, 1997.....              1                       1
Paid-In Capital........................................................            262                     256
Accumulated Deficit....................................................            (23)                    (68)
Unearned Compensation..................................................            (32)                     (4)
Treasury Stock (zero shares at September 20,1998 and
     84,069 shares at December 31, 1997)...............................              -                      (2)
                                                                             ---------               ---------
Total Stockholders' Equity.............................................            208                     183
                                                                             ---------               ---------


                                                                             $   1,564               $   1,476
                                                                             =========               =========


The accompanying notes are an integral part of these consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                           ----------------------------------------
                                                                              September 20,         September 21,
                                                                                  1998                  1997
                                                                           ------------------    ------------------
Millions
Cash Flows from Operating Activities:
Net Earnings  ...........................................................       $   49               $    28
Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities -
         Depreciation and Amortization...................................           48                    51
         Deferred Income Taxes...........................................          (81)                    9
         Loss on Equity Investments......................................            1                     -
         Changes in Components of Working Capital -
           Decrease (Increase) in -
              Accounts Receivable........................................           11                    73
              Contracts in Process.......................................          (48)                  (20)
              Inventory .................................................          (27)                    4
              Other Current Assets.......................................           (1)                   (3)
           Increase (Decrease) in -
              Trade Accounts Payable.....................................          (39)                  (11)
              Accrued Liabilities and Other..............................           90                    31
         Other, net......................................................            4                   (27)
                                                                                ------               -------
Net Cash Provided by Operating Activities................................            7                   135
                                                                                ------               -------

Cash Flows from Investing Activities:
Capital Expenditures.....................................................           (9)                  (16)
Other....................................................................           (5)                   (3)
                                                                                ------               -------
Net Cash Used by Investing Activities....................................          (14)                  (19)
                                                                                ------               -------

Cash Flows from Financing Activities:
Net Increase (Decrease) in Revolving Credit Facility.....................           41                   (24)
Increase in Short-Term Debt..............................................            7                     -
Payments on Long-Term Debt...............................................          (15)                  (21)
Proceeds from Issuance of Common Stock...................................            8                     9
Treasury Stock Purchases.................................................          (36)                    -
Proceeds from Issuance of Treasury Stock.................................            3                     -
Disbursements for Employee Stock Plans...................................            -                    (4)
Dividends Paid...........................................................           (4)                   (4)
                                                                                ------               -------
Net Cash Provided (Used) by Financing Activities.........................            4                   (44)
                                                                                ------               -------

Net Increase in Cash and Cash Equivalents................................           (3)                   72
Cash and Cash Equivalents at Beginning of Period.........................            3                     1
                                                                                ------               -------


Cash and Cash Equivalents at End of Period...............................       $    -               $    73
                                                                                ======               =======

Cash Paid During the Period for Income Taxes.............................       $   20               $     1
                                                                                ======               =======

Cash Paid During the Period for Interest.................................       $   32               $    32
                                                                                ======               =======

The accompanying notes are an integral part of these consolidated statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The Company is reporting quarterly results on an accounting-month basis consistent with the prior year. Operating results for the three and nine month periods ended September 20, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on September 20, 1998 and September 21, 1997, respectively.

3. COMMITMENTS AND CONTINGENCIES

Government Contracting

As a general practice within the defense industry, the Defense Contract Audit Agency ("DCAA") and other government agencies continually review the cost accounting and other practices of government contractors, including the Company, conduct other investigations, and make specific inquiries. In the course of those reviews and investigations, cost accounting and other issues are identified, discussed and settled, or resolved through legal proceedings.

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

                         NEWPORT NEWS SHIPBUILDING INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

As previously reported, the DCAA conducted a post-award audit of the contract to build the aircraft carrier Reagan. In April 1998 the DCAA issued its official audit report ("Audit Report") in which they concluded that the cost or pricing data supplied by the Company to the Navy was not current, accurate, and complete and, therefore, that projected labor and overhead costs were overstated for the Reagan contract. Accordingly, the DCAA recommended to the Navy's contracting officer that the contract price for Reagan be reduced.

The Company disagrees with the conclusions of the Audit Report and the DCAA's recommendation to the contracting officer. Management believes that the Company has substantial and meritorious grounds on which to contest any action by the Navy seeking to reduce the Reagan contract price and intends to pursue its defenses to any attempt by the Navy to make such a reduction.

In addition to the DCAA audit, a civil investigation, also focused on the cost or pricing data that the Company supplied to the Navy in connection with the Reagan contract, is being conducted jointly by the Department of Defense, the Department of Justice, the U.S. Attorney's Office for the Eastern District of Virginia, and the Naval Criminal Investigative Service. Management believes the Company complied with all applicable laws.

During the second  quarter,  the Company  received a draft audit report from the
DCAA questioning costs allocated and billed to government contracts as Independent Research and Development ("IR&D"). The Company has responded to the DCAA by communicating its disagreement with the draft audit report's conclusions and recommendations.

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

                         NEWPORT NEWS SHIPBUILDING INC.

                                   (UNAUDITED)

Significant Estimates

From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine Double Eagle product tankers. The first of the nine ships was delivered at the end of September 1997. In March of 1998, the Company announced a revised strategy for this program that will result in only five of the remaining eight ships being built, after which the Company will withdraw from the market. As of September 20, 1998 and December 31, 1997, the cumulative provision for losses recorded on undelivered ships is in the range of $320 to $325 million. The Company intends to continue to review this program at the end of each quarter. There can be no assurance that the estimate of costs to be incurred on these contracts will not be revised at that time based on the facts then known to the Company.

The first two of the five remaining ships were delivered shortly after the end of the third quarter. Work is substantially complete on one of the now remaining three ships which is on schedule to be delivered in 1998, while the final two ships should be delivered by the middle of 1999.

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

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing maintenance for other U.S. Navy vessels through work in overhauling, life cycle engineering, and repair. The U.S. Government accounted for approximately 94% and 90% of the Company's revenues for the periods ended September 20, 1998 and September 21, 1997, respectively.

Results of Operations

                                           For the Third Quarter Ended
--------------------------------------------------------------------------------
                                              1998          1997
--------------------------------------------------------------------------------
Millions
Revenues...........................          $  462        $   423
Operating Earnings.................              43             16

Revenues for the third quarter of 1998 increased $39 million to $462 million compared with the same period in 1997. The improvement is attributable to increased work on the refueling and overhaul of the aircraft carrier Nimitz, as well as increased engineering activity on the new attack submarine and contributions from the Company's new wholly-owned subsidiary, Continental Maritime Industries, Inc. ("CMI"). The growth in revenue was partially offset by the decline in carrier construction stemming from the June 1998 delivery of the aircraft carrier Truman and a decrease in Overhaul and Repair activity on the aircraft carrier Roosevelt.

Third quarter 1998 operating earnings increased $27 million over the prior year third quarter primarily due to improved Overhaul and Repair volume associated with the carrier Nimitz as mentioned above and the recognition of certain events in 1997. In the third quarter of 1997, operating earnings reflected a charge to increase loss reserves for Double Eagle product tankers, partially offset by improvements in the carrier construction area and improved recoverability of postretirement and postemployment benefits expense under the Company's government contracts.

                                        For the Nine Months Ended
--------------------------------------------------------------------------------
                                            1998          1997
--------------------------------------------------------------------------------
Millions
Revenues............................       $1,325        $ 1,276
Operating Earnings..................          125             88

Revenues for the first nine months of 1998 increased $49 million to $1.33 billion compared with the 1997 period primarily due to improved Overhaul and Repair and submarine engineering activity, as well as contributions from CMI. These increases were partially offset by lower construction activity due to the delivery of the carrier Truman and the commercial product tanker program nearing completion.

Operating earnings for the first nine months of 1998 increased $37 million over the prior year primarily due to variations in the revenue mix and 1997 third quarter events as described above. Year-to-date results also reflect approximately $20 million of expenses associated with restructuring the Company's interest in five vessel-owning limited liability companies as part of its commercial exit strategy. These expenses were offset by previously established reserves resulting in no net impact to the Company.

The Company's backlog was $3.0 billion at September 20, 1998, substantially all of which was U.S. Navy-related.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                                      For the Nine Months Ended
--------------------------------------------------------------------------------
                                                            1998          1997
--------------------------------------------------------------------------------
Millions
Net cash provided by operating activities...............  $    7        $   135
Capital expenditures....................................      (9)           (16)
Other investing cash flows..............................      (5)            (3)
                                                          -------        -------

Subtotal................................................      (7)            116
Financing activities....................................        4           (44)
                                                          -------        -------


Net (decrease) increase in cash and cash equivalents....  $   (3)        $    72
                                                          =======        =======


NET CASH PROVIDED BY OPERATING ACTIVITIES

The $128 million decrease in 1998's comparative cash flows from operating activities is primarily due to an increased investment in working capital and higher income tax payments, partially offset by higher operating earnings as compared to the prior year. The increase in working capital as compared to the prior year is due to normal timing fluctuations with respect to billings, accounts receivable collections, and the recognition of contract costs. Additionally, 1998 reflects higher tax payments due to the recognition of income previously deferred for tax purposes on the aircraft carriers Stennis and Truman. The higher operating earnings are attributable to the factors discussed above in "Results of Operations."

CAPITAL EXPENDITURES

The $7 million decrease in capital expenditures for the period ended September 20, 1998 compared to the period ended September 21, 1997 is attributable to expenditures related to capital improvement programs completed in 1997, such as the development of a state-of-the-art automated steel cutting and fabrication facility.

OTHER INVESTING CASH FLOWS

The 1998 and 1997 investing activities primarily relate to investments in five vessel-owning limited liability companies in partnership with a U.S. shipping firm, which will own and operate five commercial product tankers, three of which are under construction by the Company. The first two ships were delivered by the Company shortly after the end of the third quarter.

FINANCING ACTIVITIES

For the nine months ended September 20, 1998, the Company borrowed funds under its revolving credit facilities. These proceeds were partially offset by the purchase of Company stock, payments on long-term debt, and the payment of quarterly dividends of four cents per share. The financing activities in 1997 reflect the receipt of $9 million from the issuance of common stock related to the Company's benefit plans, payments on the revolving credit facility and long-term debt, the purchase of Company stock on the open market for employee benefit plans, and the payment of quarterly dividends of four cents per share.

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

An oversight committee consisting of members of senior management has been established. An outside consultant completed a study in July 1998 of the non-IT component of the Company's Year 2000 exposure. The results of that study have been reported to senior management.

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

Remediation work and systems testing will be accomplished using a combination of existing internal Company resources and outsourcing and will be funded with cash generated from operations or existing credit facilities. Expenditures, including consulting fees and expenses, have so far totaled approximately $2 million since the inception of the Company's Year 2000 effort in 1994. Approximately $1 million has been expended in 1998. It is currently projected that aggregate expenditures for both IT and non-IT systems remediation and testing will total approximately $5 to $10 million, although, based on the results of the consultant's study and the Company's continuing risk assessment and remediation planning, the budget in the non-IT area continues to be developed and may undergo future adjustment as more systems functions requiring remediation are identified, ranked as to criticality, and appropriate resources are allocated.

In addition to addressing its own computer systems, the Company has surveyed and continues to work with its principal subcontractors, suppliers, and customers (including the U.S. Navy) to promote their Year 2000 compliance, as it may impact on the financial position or results of operations of the Company. Nevertheless, the Company does not control, and can give no assurances as to the substance or success of the Year 2000 compliance efforts of such independent third parties.

Management believes that the Company will successfully implement its Year 2000 remediation plan on schedule and will be Year 2000 compliant before the end of 1999. Nevertheless, management believes that there is a risk that certain of its principal customers, subcontractors, suppliers, and others on whom the Company's finances and operations depend to a large extent will experience Year 2000 problems that could affect the financial position or results of operations of the Company.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Without intending to be exhaustive, these risks include the potential inability of key subcontractors and suppliers to correctly or timely provide necessary services, materials, and components for the Company's operations; the inability of its customers to timely or correctly process and pay the Company's invoices; the inability of lenders, lessors, or other sources of the Company's necessary capital and liquidity to make funds available to the Company when required; and the inability of computer systems service providers to maintain the Company's essential systems due to excessive demand for their services from other clients experiencing unanticipated or more severe than anticipated Year 2000 problems.

In case the Company does experience severe Year 2000 financial and operating problems, notwithstanding its efforts to avoid or mitigate problems inherent in its own computer systems or the adverse effects of Year 2000 problems experienced by third parties on whom it is substantially reliant, the Company is developing appropriate contingency plans.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.1      Financial Data Schedule


During the third quarter, the Company did not file any current reports on Form 8-K.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         Newport News Shipbuilding Inc.


                                      By  David J. Anderson
                                          ------------------
                                          Senior Vice President and
                                          Chief Financial Officer

Date:  November 4, 1998