Form 10-K405
period 1998-12-31
NEWPORT NEWS SHIPBUILDING INC
filed 1999-03-29
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER 1-12385
                           --------------------------

                         NEWPORT NEWS SHIPBUILDING INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                       74-1541566
STATE OR OTHER JURISDICTION OF                                 IRS EMPLOYER
INCORPORATION OR ORGANIZATION                                 IDENTIFICATION NO.

4101 WASHINGTON AVENUE, NEWPORT NEWS, VIRGINIA                  23607
                                                                -----
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                          ZIP CODE

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (757) 380-2000

           ---------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                              NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
-------------------                                       ---------------------
COMMON STOCK, $0.01 PAR VALUE                            NEW YORK STOCK EXCHANGE
(AND ASSOCIATED PREFERRED STOCK PURCHASE RIGHTS)          CHICAGO STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $925 million at February 1, 1999.

34,215,012 million shares of the registrant's Common Stock and associated preferred stock purchase rights were outstanding at February 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 14, 1999.

                                     PART I

ITEM 1.  BUSINESS

The Company is the largest non-government-owned shipyard in the U.S., as measured by each of revenues, size of facilities, and number of employees. Its primary business is the design, construction, repair, overhaul, and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company believes it currently is: (i) the only shipyard capable of building the U.S. Navy's nuclear-powered aircraft carriers, (ii) the only non-government-owned shipyard capable of refueling and overhauling the U.S. Navy's nuclear-powered aircraft carriers, and (iii) one of only two shipyards capable of building the U.S. Navy's nuclear-powered submarines. Since its inception in 1886, the Company has developed a preeminent reputation through the construction of 265 naval ships and 547 commercial vessels.

In February 1999, the Company received an offer from General Dynamics Corporation ("General Dynamics") proposing to pay $38.50 per share in cash for all of its outstanding shares, subject to various conditions including antitrust clearance from the appropriate regulatory authorities in the Departments of Justice and Defense. Under the terms of the proposed merger with Avondale Industries, the Company is not permitted to enter into a transaction with a party that has made a proposal to acquire Newport News unless, among other things, the Newport News Board of Directors has determined that the General Dynamics offer could result in a proposal superior to the proposed merger with Avondale.

In order for a proposal to be a superior proposal, the Board of Directors must determine that the transaction is both reasonably capable of being completed, taking into account legal, regulatory and other factors, and its financial and other terms are more favorable to Newport News and its shareholders. Given the potential regulatory issues concerning the proposed General Dynamics - Newport News combination, the Board of Directors could not determine that the General Dynamics proposal could result in a superior proposal to the Avondale transaction. At such time that the Department of Defense indicates that there is a reasonable likelihood that antitrust issues would not impede negotiations, the Board of Directors would then be prepared to evaluate the terms of the General Dynamics proposal, including the proposed price.

In March 1999, the Company announced the formation of a worldwide business partnership with Science Applications International Corp. ("SAIC"). The partnership will involve a new limited liability company ("LLC") comprised of SAIC's subsidiary, AMSEC, and the Company's life cycle engineering department. The new organization will be named AMSEC LLC and will create a low cost fleet services organization capable of providing logistics and life cycle services for aircraft carriers, submarines, surface combatants, and amphibious and auxiliary ships from 20 locations, including every major U.S. Navy port. The new organization will employ approximately 1,500 current employees of AMSEC and the Company. The Company will own 45% and SAIC 55% of the new organization.

Aircraft carrier and submarine construction contracts with the U.S. Navy have generated the majority of the Company's revenues. Overall, the Company's U.S. Navy business accounted for approximately 92%, 94%, and 94% of the Company's revenues for 1998, 1997, and 1996, respectively. Newport News Shipbuilding has built 10 of the 12 active aircraft carriers in the U.S. fleet, including all nine nuclear-powered aircraft carriers. For the last 37 years, Newport News Shipbuilding has been the sole designer and builder of the U.S. Navy's aircraft carriers.

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

For a summary of the Company's revenues and operating earnings by classes of products and service, see Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSTRUCTION

The Company's primary activity is constructing ships, with approximately 45%, 55%, and 55% of revenues for the years ended December 31, 1998, 1997, and 1996, respectively, being generated from construction work. In recent history, the Company has principally been engaged in designing, constructing, overhauling, and repairing aircraft carriers and submarines for the U.S. Navy, and the Company's strategy is to improve this focus on its core business while growing its U.S. Navy fleet maintenance, repair, and support business.

In June 1998, the Company delivered HARRY S. TRUMAN, marking the completion of the eighth NIMITZ class nuclear-powered aircraft carrier built by the Company. Currently, the Company is constructing RONALD REAGAN, the ninth NIMITZ-class carrier, scheduled for delivery in 2002. Long-lead funding for an additional NIMITZ-class aircraft carrier, the last in its class, was originally scheduled to begin in 2000, with full funding for the construction of the carrier slated for 2002. The Company proposed accelerating funding as a means of reducing the acquisition cost of the carrier, and Congress responded by providing approximately $49 million in 1998 and $125 million in 1999 for the program. Full funding for the carrier is expected to be awarded in 2001.

As part of its continuing efforts to provide value and attract future carrier work, the Company established its Carrier Innovation Center ("Center") in 1996. The Center provides a state-of-the-art venue for design and systems solutions to reduce both acquisition and life-cycle costs of ships. The Center seeks to develop the most innovative and cost-effective designs for future aircraft carriers built at the Company. The Center also seeks to provide an optimum setting for integrated product and process development teams.

In June 1998, the Commonwealth of Virginia approved $98 million in funding for the Company to construct and operate the Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"). VASCIC will serve as the focal point for the Company to advance the integration of systems, promote the application of emerging technology into future carriers, and position the Company as the technology and design leader for the next class of nuclear-powered aircraft carriers. VASCIC will enhance and promote the quality and competitiveness of Virginia's shipbuilding industry through testing and integration development projects, research, and training of workers in the shipbuilding industry.

The Company is currently performing design concept studies for the next generation of aircraft carriers to follow the NIMITZ-class. The first aircraft carrier in this new class is expected to be awarded in 2006. In September 1998, the Defense Acquisition Board announced that future aircraft carriers will be large-deck and nuclear. Because of its position as the only shipyard capable of building the U.S. Navy's nuclear-powered aircraft carriers, the Company believes it is in a strong competitive position to be awarded these contracts, although no assurances can be given that it will receive any award, that the project will not be delayed, or that the project will be funded by Congress.

The Company is also one of two U.S. manufacturers of U.S. Navy nuclear-powered submarines. The Company has constructed 53 nuclear-powered submarines, including 39 fast attack submarines and 14 of the larger, fleet ballistic missile submarines. The Company delivered its final LOS ANGELES-class submarine in August 1996.

At the urging of the U.S. Navy, the Company and Electric Boat Corporation ("Electric Boat"), a wholly-owned subsidiary of General Dynamics Corporation, reached an agreement in February 1997 to cooperatively build the first four new nuclear attack submarines of the VIRGINIA class ("NSSNs") included in the President's defense budget. The teaming agreement calls for each company to construct certain portions of each submarine, with final assembly, testing, outfitting, and delivery alternating between the two yards. Electric Boat will act as the prime contractor and lead designer under the agreement. In September 1997, Congress approved the Company's teaming arrangement for co-production of the first four NSSNs as part of the 1998 fiscal year defense authorization and appropriations processes. The teaming arrangement ensures the Company's early and ongoing participation in this important program. In September 1998, under the teaming arrangement, the Company aided in the negotiation of a $4.2 billion contract for co-production of the first four NSSNs. Design, development, and planning work took place over the course of 1998, with the Company initiating significant NSSN construction in early 1999. The Company estimates that the NSSN program could total up to 30 submarines, although no assurances can be given as to the number of NSSNs that ultimately will be procured and built by the Company, either alone or in cooperation with Electric Boat.

As part of a strategy introduced in the early 1990's to add to its core U.S. Navy business, the Company pursued orders for products and services from commercial customers. From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine DOUBLE EAGLE product tankers. In March 1998, the Company announced changes in its commercial shipbuilding business that will result in only six ships being built and a withdrawal from this market by the middle of 1999. Of the six total ships, five have been delivered, and the sixth ship will be delivered by the middle of 1999.


FLEET SERVICES (Previously "OVERHAUL AND REPAIR")

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

Aircraft carrier work is generally assigned by the U.S. Navy based on the type of work, location, and cost. In May 1998, the Company began refueling work on the NIMITZ, the first refueling of a NIMITZ-class aircraft carrier. Each NIMITZ-class aircraft carrier will be refueled once in its 50-year life. The Company estimates that up to ten Nimitz-class aircraft carriers could be refueled over the next 30 to 40 years, although no assurances can be given as to the number of NIMITZ-class carriers that will be refueled and that the Company will receive any award. In July 1998, the Company finished the yearlong overhaul and repair of the USS THEODORE ROOSEVELT. The Company also completes "Post Shake-Down Availabilities" on carriers and submarines, consisting of repairs and maintenance after original delivery of a vessel to the U.S. Navy.

In August 1998, the Company began planning for the inactivation of the submarine NARWHAL, a one-of-a-kind fast attack nuclear submarine. Work anticipated to be performed by the Company through April 2000 will include inactivation, defueling, and preparation of the NARWHAL for disposition by the government.

In December 1997, the Company completed its acquisition of Continental Maritime Industries, Inc. ("CMI"), a ship repair yard in San Diego, California engaged in repair programs for the U.S. Navy's West Coast fleet. The acquisition is a key component of the Company's long-term strategy to broaden its base of services to the U.S. Navy. In addition to providing an immediate presence in San Diego, the U.S. Navy's primary homeport on the West Coast, CMI offers the Company an experienced management team that has a successful track record in the West Coast ship repair and fleet support markets. In October 1998, the Company began the first Planned Incremental Availability ("PIA") for the JOHN C. STENNIS at its homeport in San Diego, California.

ENGINEERING

The Company provides engineering, planning, and design services primarily to the U.S. Navy. The Company maintains a stable level of funded engineering support services for the U.S. Navy, which includes new aircraft carrier research and development, reactor plant planning, aircraft carrier engineering support, and training and logistics. The Company is a leader in aircraft carrier design, performing a majority of the ship integration and related design development work for the Naval Sea Systems Command. U.S. Navy shipyards, however, have historically received design contracts for the non-nuclear portions of the aircraft carriers. The Company has been able to apply its engineering capabilities in a variety of projects for the U.S. Navy, including being the lead design yard and planning yard for the LOS ANGELES-class submarine and lead design yard for the SEAWOLF-class submarine.

COMPETITION

In the Company's opinion, the number of programs currently planned by the U.S. Navy over the next several years will increase competitive pressures among U.S. shipyards presently engaged in ship design and construction. The reduced level of shipbuilding activity by the U.S.Navy during the past decade has resulted in fewer contracts and workforce reductions in the industry, but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of large shipyards.

The Company believes an existing government-owned U.S. West Coast shipyard could refuel nuclear-powered carriers if it made substantial investments in its facilities, personnel, and training. An existing government-owned U.S. East Coast shipyard is presently involved in nuclear refueling, overhauling, and de-activation of LOS ANGELES-class submarines. With respect to the market for U.S. military contracts for other types of vessels, there are principally six major private U.S. shipyards, including the Company, that compete for contracts to construct, overhaul, repair or convert other types of vessels.

In addition to competition from other shipyards, the Company competes for project approval and funding with firms providing other defense products and services, such as tanks and aircraft, to other branches of the armed forces, and with other, non-defense demands on the U.S. budget. The Company also competes in the engineering, planning, and design market with other companies that provide engineering support services.

GOVERNMENT CONTRACTING, CLAIMS, AND INVESTIGATIONS

More than 90% of the Company's sales involve contracts entered into with the U.S. Government. The Company's principal U.S. Government business is currently performed under fixed price ("FP"), fixed price plus incentive fee ("FPIF"), cost plus incentive fee ("CPIF") , and cost plus fixed fee ("CPFF") contracts. The risk to the Company of not being reimbursed for its costs varies with the type of contract. Under FP contracts, the contractor retains all cost savings on completed contracts, but is liable for the full amount of all expenditures in excess of the contract price. FPIF contracts, on the other hand, provide for cost sharing between the United States Government and the contractor. The contractor's fee is increased or decreased according to a formula set forth in the contract, which generally compares the amount of cost incurred to the contract target cost. The U.S. Government is liable for all allowable costs up to a ceiling price. Under CPIF contracts, the contractor's profit is determined by a contractually specified formula, which essentially compares allowable incurred costs to the contract target cost. Under CPFF contracts, with few exceptions, the fee is the same without regard to the amount of cost incurred. The Company currently constructs aircraft carriers pursuant to FPIF contracts, but it performs work for the U.S. Government under all the types of contracts described above.

Contracting with the U.S. Government may also result in the Company filing Requests for Equitable Adjustments ("REA") in connection with its contracts. REAs represent claims against the U.S. Government for changes in the original contract requirements and resulting delays and disruption in contract performance. There are currently no material REAs under negotiation with the Company's customers.

The U.S. Government has the right to suspend or debar a contractor from government contracting for violations of certain statutes or government procurement regulations. The U.S. Government may also unilaterally terminate contracts at its convenience with compensation for work completed.

As a general practice within the defense industry, the Defense Contact Audit Agency (the "DCAA") and other government agencies continually review the cost accounting and other practices of government contractors, including the Company, conduct other investigations, and make specific inquiries. In the course of those reviews and investigations, cost accounting and other issues are identified, discussed and settled, or resolved through legal proceedings.

As with other government contractors, the U.S. Government has from time to time recommended that certain of the Company's contract prices be reduced, or costs allocated to its government contracts be disallowed. Some of these recommendations involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, the Company has on occasion made adjustments to its contract prices and the costs allocated to its government contracts.

The Company is currently involved in several such audits and other investigative proceedings with the U.S. Government. Although the eventual outcome of these audits and investigations cannot be determined at this time, management believes, based on current information, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations (See Note 13 - "Commitments and Contingencies" to the Financial Statements of the Company).

REGULATION

The Company is subject to stringent environmental laws and regulations in all jurisdictions in which it operates. Management of the Company believes that the Company is in substantial compliance with all applicable environmental laws and regulations. Historically, environmental compliance costs incurred by the Company have not been material. Like all of its U.S. competitors, the Company will be required to upgrade its air emission control facilities pursuant to recently drafted regulations under the Clean Air Act Amendments of 1990. These regulations call for a phased-in compliance program so that the Company will continue to incur such costs through 2000. Environmental compliance costs for the year ended December 31, 1998 were not material to the Company's financial position or results of operations. Although there can be no assurances, management does not believe that future environmental compliance costs will have a material adverse effect on the Company's financial position or results of operations.

The Nuclear Regulatory Commission, the Department of Energy and the Department of Defense regulate and control various matters relating to nuclear materials handled by the Company. Subject to certain requirements and limitations, the Company's government contracts generally provide for indemnity by the U.S. Government for any loss arising out of or resulting from certain nuclear risks (See also "Government Contracting, Claims, and Investigations" on Pages 4 and
5).

BACKLOG

The Company's funded backlog at December 31, 1998 and 1997 was $3.9 billion and $2.8 billion, respectively. Backlog levels can change and U.S. Government contracts can be unilaterally terminated for the convenience of the U.S. Government at any time with compensation for work completed. More than 95% of the Company's backlog at December 31, 1998 continued to be U.S. Navy-related. Additions anticipated in 1999 include expected awards for the NARWHAL inactivation and the third VIRGINIA-class attack submarine construction contract. The portion of 1998's backlog expected to remain at December 31, 1999 is $2.5 billion.

MATERIALS AND SUPPLIES

All major materials, parts, and components for the Company's products are currently available in adequate supply from domestic and/or foreign sources. Through the cost escalation provisions contained in some of its U.S. Government contracts, the Company is generally protected from increases in its material costs to the extent that the increases in the Company's costs are in line with industry indices. In connection with its government contracts, the Company is required to procure certain materials and component parts from supply sources approved by the U.S. Government. The Company has not generally been dependent upon any single-supply source; however, due largely to the consolidation of the defense industry, there are currently several components for which there is only one supplier. The Company believes that these sole source suppliers as well as its overall supplier base are adequate to meet its foreseeable future needs.


RESEARCH AND DEVELOPMENT

Research and development costs are charged to operating costs and expenses as incurred. The amounts charged during the years ended December 31, 1998, 1997, and 1996 were $24 million, $38 million, and $42 million, respectively. Under current regulations, research and development costs can be charged to the U.S. Government as allowable overhead allocated across all of the Company's contracts. The actual amount of research and development costs allowed to pass through U.S. Navy contracts is reviewed annually. Additionally, research and development costs can also be directly funded by the U.S. Government through specific contracts. These contracts produce quantifiable deliverables for the U.S. Navy, for example, certain research and development projects on aircraft carriers. Such research and development costs incurred under specific customer contracts during the years ended December 31, 1998, 1997, and 1996 were $57 million, $38 million, and $25 million, respectively.

EMPLOYEES

At the end of 1998, the Company had approximately 18,200 employees, of whom approximately 52% were covered by collective bargaining agreements with various unions. The Company has entered into three collective bargaining agreements covering nearly all of the Company's approximately 9,800 hourly employees. The agreement with the United Steelworkers of America covers approximately 9,300 employees and expires April 4, 1999. The other agreements cover approximately 150 employees and expire by 2001. The Company and the United Steelworkers of America are presently engaged in negotiations for a successor collective bargaining agreement. The Company believes that its relationships with these unions are good and that successor agreements can be negotiated without a work stoppage. There can be no assurance, however, that the Company will not experience labor disruptions associated with the collective bargaining agreements.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements concerning, among other things, the Company's prospects, anticipated developments and business strategies. These forward-looking statements are identified by terms such as "intends," "estimates," "expects," "projects," "anticipates," "goal," "plan," "should," "believes" and "scheduled." The Company's actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Notes 2, 7, 10, and 13 to the Company's Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general U.S. and international political, economic and competitive conditions;
(b) initiatives to reduce the federal budget, including further reductions in defense spending, or the failure of anticipated increases in defense spending to materialize in whole or in part; (c) reductions in the number or size of U.S. Navy contracts awarded to the Company; (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions; and (e) unanticipated events affecting the Company's efforts and the efforts of its suppliers, subcontractors, and customers (including the U.S. Navy) to timely correct or adequately respond to Year 2000 problems inherent in essential computer systems, which could impair the Company's supply chain, subcontracts, liquidity or operations, or the ability of its customers to timely pay for products and services provided.

ITEM 2.  PROPERTIES

The Company's principal facilities are located in Newport News, Virginia on approximately 550 acres owned by the Company at the mouth of the James River. Its facilities include seven graving docks, a floating dry dock, two outfitting berths, five outfitting piers, a module outfitting facility, and various other shops. Dry Dock 12 is the largest in the Western Hemisphere, and has been extended to 662 meters. Dry Dock 12 is serviced by a 900 metric ton capacity gantry crane that spans the dry dock and work platen. These facilities are pledged as collateral under terms of the Company's outstanding long-term debt agreements (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company). The Company believes that substantially all of its productive assets are, in general, well maintained, in good operating condition, considered adequate for present needs, and, as supplemented by planned construction, expected to remain adequate for the near future.

ITEM 3.  LEGAL PROCEEDINGS

The information set forth in Item 1 under the caption "Government Contracting, Claims and Investigations" appearing on PAGES 4 AND 5, and in Note 13 "Commitments and Contingencies - Government Contracting and - Significant Estimates" to the Financial Statements of the Company appearing on pages 41 THROUGH 42, of this Annual Report on Form 10-K is incorporated herein by reference in response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to executive officers of the Company, set forth in Item 10, appearing on pages 48 THROUGH 49 of this Annual Report on Form 10-K, is hereby incorporated in this Item 4.1 by reference.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock, par value $.01 per share (the "Common Stock"), of the Company is listed on the New York and Chicago Stock Exchanges. Options in the Company's stock are traded on the American Stock Exchange.

The following table reflects the range of high and low selling prices of the Company's common stock by accounting quarter for 1998 and 1997 based on selling prices as reported by the New York Stock Exchange.

                                                               1998
                                                         -----------------
                                                         HIGH         LOW
                                                         -----       -----
     First Quarter..................................   $ 28 3/4    $ 22 1/2
     Second Quarter.................................     28 3/4      25 1/4
     Third Quarter..................................     27 7/8      23 1/4
     Fourth Quarter.................................     33 7/16     25 3/8

                                                               1997
                                                         -----------------
                                                         HIGH          LOW
                                                         ----         -----
     First Quarter..................................   $ 17        $ 14 1/2
     Second Quarter.................................     18          13
     Third Quarter..................................     22 1/8      17 1/4
     Fourth Quarter.................................     26 3/8      20 3/8


Dividends of $5.6 million were paid on the common stock during 1998 and 1997. As of December 31, 1998, the Company had 34,215,012 shares of common stock outstanding. As of February 1, 1999, there were approximately 38,000 holders of record of common stock. The Company's long-term debt obligations contain certain customary restrictive covenants, including a limitation on the payment of dividends (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company).


ITEM 6.  SELECTED FINANCIAL DATA


                                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------------------
                                                               1998(a)    1997(a)    1996(a)      1995          1994
                                                              --------    ------     --------   --------      --------

MILLIONS, EXCEPT PER SHARE DATA
STATEMENTS OF EARNINGS DATA:
Revenues..................................................    $  1,862    $  1,707    $  1,870    $  1,756    $  1,753
                                                              ========    ========    ========    ========    ========

Net earnings (loss).......................................    $     66    $    (48)   $     55    $     73    $     91
                                                              ========    ========    ========    ========    ========

Net earnings  (loss) per common share (b)
     Basic................................................    $   1.91    $  (1.39)   $   1.60         N/A         N/A
                                                              ========    ========    ========    ========    ========

     Diluted..............................................    $   1.85    $  (1.39)   $   1.60         N/A         N/A
                                                              ========    ========    ========    ========    ========

BALANCE SHEET DATA:
Total assets..............................................    $  1,600    $  1,515    $  1,535    $  1,427    $  1,311
                                                              ========    ========    ========    ========    ========

Long-term obligations (c).................................    $    591    $    548    $    596    $    292    $    287
                                                              ========    ========    ========    ========    ========

Cash dividends declared per common share (d)..............    $    .16    $    .16         N/A         N/A         N/A
                                                              ========    ========    ========    ========    ========

(a) For a discussion of significant items affecting comparability of the financial information as of and for the years ended December 31, 1998, 1997, and 1996, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) Basic net earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of common shares outstanding for the years ended December 31, 1998 and 1997, and the period from December 12, 1996 through December 31, 1996. Since the Company was a wholly-owned subsidiary prior to December 12, 1996, there are no comparable results for prior periods (See Note 14 - "Transactions With Former Parent Company - Corporate Debt and Interest Allocation" to the Financial Statements of the Company).

(c) Amounts prior to 1996 represent debt allocated to the Company from its former parent (See Note 14 - "Transactions With Former Parent Company Corporate Debt and Interest Allocation" to the Financial Statements of the Company). Historical amounts for 1998, 1997, and 1996 represent obligations of the Company as a separate public entity.

(d) Cash dividends declared per common share were four cents per share for each quarter in 1998 and 1997. Since the Company was a wholly-owned subsidiary prior to December 12, 1996, there are no comparable results for prior periods (See Note 14 - "Transactions With Former Parent Company - Corporate Debt and Interest Allocation" to the Financial Statements of the Company).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the results of operations and financial condition of the Company should be read in conjunction with the Financial Statements and related notes contained herein.

The U.S. Navy accounted for approximately 92% of the Company's revenues in 1998, 94% in 1997, and 94% in 1996. Nearly half of the Company's principal U.S. Navy business is currently being performed under firm fixed price or fixed price incentive contracts, which wholly or partially cause the risk of construction costs that exceed the contract target cost to be borne by the Company. The accompanying table summarizes the percentage of revenues by contract type.




                                                       FOR THE YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------
CONTRACT TYPE                                         1998          1997          1996
----------------------------------------------------------------------------------------


Firm Fixed Price/Fixed Price Incentive............      50%            61%           64%
Cost Based........................................      50             39            36
                                                    -------       --------      --------

Total.............................................     100%           100%          100%
                                                    =======       ========      ========


The Company reports revenues and profits on its long-term contracts using the percentage-of-completion method of accounting, determined on the basis of incurred costs to estimated final total costs. Anticipated losses on contracts are reported when first identified by the Company. The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract prices and costs. The effect of revisions to estimates is included in earnings in the period the revisions are made.

1998 COMPARED TO 1997

RESULTS OF OPERATIONS


                                                             FOR THE YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
REVENUES                                                          1998          1997
--------------------------------------------------------------------------------------------
MILLIONS
Construction.................................................    $  833        $   935
Fleet Services...............................................       720            500
Engineering..................................................       282            248
Related Businesses & Other...................................        27             24
                                                                 ------         ------

Total........................................................    $1,862        $ 1,707
                                                                 ======        =======

The Company's revenues increased 9.1% during 1998, improving to $1.86 billion from $1.71 billion. The higher revenue level, as detailed in the following discussion of operations, was driven by Fleet Services and Engineering.

CONSTRUCTION - The $102 million decrease in revenues is primarily attributable to lower carrier construction activity due to the delivery of the aircraft carrier TRUMAN in June 1998. Revenues are also lower since the second of two SEALIFT conversion vessels was delivered in May 1997. These decreases are partially offset by increased construction activity on the aircraft carrier REAGAN and the VIRGINIA class of nuclear attack submarines.

FLEET SERVICES - The $220 million increase in revenues is due to higher levels of refueling and overhaul activity on the aircraft carrier NIMITZ, which arrived at the shipyard in May 1998. Other improvements are generated by increased commercial and government ship repair activity, incremental planning work on the submarine NARWHAL inactivation, and contributions from the Company's wholly-owned subsidiary, Continental Maritime Industries, Inc. ("CMI"), which was acquired in December 1997. These increases are partially offset as a result of the delivery of the aircraft carrier ROOSEVELT in July 1998 after successful completion of the extended dry-docking selected restricted availability ("EDSRA").

ENGINEERING - Revenues improved $34 million in 1998, increasing to $282 million from $248 million in 1997. The majority of the increase is attributable to higher levels of activity on aircraft carrier design, the VIRGINIA class of attack submarine, nuclear engineering, and submarine research and development. Engineering work on SEAWOLF and LOS ANGELES class submarines decreased during the year due to the maturity of these programs.

RELATED BUSINESSES & OTHER - Revenues from Related Businesses & Other increased $3 million in 1998. The higher level of activity is due to miscellaneous services for such items as valve and pump repair and consulting and technical services.


                                                       FOR THE YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
OPERATING EARNINGS                                          1998          1997
--------------------------------------------------------------------------------------

MILLIONS
Construction..........................................     $    92        $   (83)
Fleet Services........................................          69             50
Engineering...........................................          21             19
Related Businesses & Other............................          (7)            (5)
                                                           --------       --------

Total.................................................     $   175        $   (19)
                                                           ========       ========


Operating earnings of $175 million in 1998 substantially exceeded reported performance in 1997, when a $207 million charge against operating earnings on the DOUBLE EAGLE product tanker construction program resulted in a reported operating loss of $19 million for the total Company. In addition to the year-over-year gains associated with stability in the commercial tanker program, increases were also generated through higher levels of Fleet Services and Engineering activity and changes in the estimated future recoverability of postretirement and postemployment benefits costs under the Company's backlog of government contracts. Partially offsetting these increases is the decline in income from the June 1998 delivery of the aircraft carrier TRUMAN and provisions for government contract and other matters.

CONSTRUCTION - The $175 million increase in operating earnings is primarily attributable to the charges recorded in 1997 on the DOUBLE EAGLE product tanker construction program. This increase is partially offset by lower construction activity on the aircraft carrier TRUMAN, which was delivered in June 1998. Contributions from construction activity on the aircraft carrier REAGAN are comparable for the two years.

FLEET SERVICES - The $19 million increase in operating earnings is due to higher levels of refueling and overhaul activity on the aircraft carrier NIMITZ, increased commercial and government ship repair activity, incremental planning work on the submarine NARWHAL inactivation, and contributions from CMI. These increases are partially offset as a result of the delivery of the aircraft carrier ROOSEVELT in July 1998 after successful completion of EDSRA work.

ENGINEERING - The $2 million increase in operating earnings for Engineering work reflects the increased volume in aircraft carrier and nuclear engineering activities, partially offset by favorable contract closeouts in 1997.

RELATED BUSINESSES & OTHER - Other operating losses are not material to either period.


LIQUIDITY AND CAPITAL RESOURCES


                                                         FOR THE YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------
CASH FLOWS                                                    1998          1997
----------------------------------------------------------------------------------------

MILLIONS
Net cash provided by operating activities................    $    3        $  105
Capital expenditures.....................................       (26)          (31)
Other investing cash flows...............................       (10)           (3)
                                                             ------        -------

Subtotal.................................................       (33)           71
Financing activities.....................................        33           (69)
                                                             ------        -------

Net increase in cash and cash equivalents................    $    -        $    2
                                                             ======        =======


NET CASH PROVIDED BY OPERATING ACTIVITIES - The $102 million decrease in the 1998 comparative cash flows from operating activities is due to an increased investment in working capital, partially offset by higher operating earnings discussed above in "1998 Compared to 1997 - Results of Operations, Operating Earnings." The increase in working capital is caused by normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable. Additionally, 1998 reflects higher tax payments due to the recognition of income previously deferred for tax purposes on the contract for the aircraft carriers STENNIS and TRUMAN.

CAPITAL EXPENDITURES - The decrease in capital expenditures in 1998 as compared to 1997 is attributable to higher expenditures in 1997 related to the completion of major capital improvement programs, such as the development of a state-of-the-art automated steel cutting and fabrication facility.

OTHER INVESTING CASH FLOWS -The 1998 and 1997 investing activities primarily relate to investments in five vessel-owning limited liability companies in partnership with a U.S. shipping firm, which will own and operate five commercial product tankers, one of which is under construction by the Company. Three of the ships were delivered by the Company during the fourth quarter of 1998. The Company delivered a fourth ship in February 1999.

FINANCING ACTIVITIES - In 1998, the Company received $79 million of net proceeds from borrowing activities and $9 million from issuances of stock. These proceeds were utilized to purchase company stock, pay off long-term debt, and pay dividends. In 1997, the Company received $21 million from the issuance of stock. These funds, as well as those generated from operations, enabled the Company to pay off long-term debt, purchase Company stock on the open market for employee benefit plans and treasury stock, and pay an annual dividend of sixteen cents per share.

CAPITAL REQUIREMENTS AND RESOURCES - The Company requires that adequate working capital be available at all times. While construction and conversion contracts provide for progress payments, they generally require extensive investment in contracts in process because of contract progress payment retentions and change orders. Retentions, generally due upon completion or acceptance of the contracted work, amounted to $34 million as of December 31, 1998. Change orders, which make up an appreciable portion of the Company's work, sometimes require extended periods of negotiation during which time the expended funds are not available for other uses. In addition, the Company estimates that expenditures aggregating approximately $18 million will be required after December 31, 1998 to complete planned projects for which substantial commitments have been made.

On November 4, 1996, the Company entered into a $415 million senior credit facility ("Credit Agreement") which includes a $215 million six-year revolving credit facility, of which $125 million may be used for advances and letters of credit and $90 million may be used for standby letters of credit. This Credit Agreement contains customary financial and restrictive covenants which limit borrowing capacity under the credit facility. As of December 31, 1998, the Company had used $87 million of the credit facility for standby letters of credit and utilized $71 million of the $125 million for advances (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company).

On June 9, 1998, the Company entered into a $75 million 364-Day Revolving Credit Facility. The proceeds of this facility can be used for general corporate purposes. As of December 31, 1998, the Company had used $10 million of this revolving credit facility for advances (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company).

In June 1998, the Commonwealth of Virginia ("the State")approved $98 million in funding, comprised of $58 million for the Company to construct and $40 million for the Company to operate the Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"). The cost to build VASCIC approximates $58 million, which equals the planned construction funding amount from the State. The Company has no legal obligation to complete the building should the State not provide full construction funding as contemplated under passed legislation. The State has funded $8 million to date on this project, which is expected to be completed in the third quarter of 2001.


INTEREST AND INCOME TAXES

Interest expense is principally generated from the Company's senior notes and term loan (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company). Expense for 1998 is higher than the previous year due to settlements with the U.S. Government (See Note 13 "Commitments and Contingencies" to the Financial Statements of the Company).

The effective tax rates for 1998 and 1997 are approximately 42% and 35%, respectively. The difference between the Company's effective tax rate in 1998 as compared to the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

CHANGES IN ACCOUNTING PRINCIPLES

During 1998, the Company adopted Financial Accounting Standards Board statement ("FAS") No. 130, "Reporting Comprehensive Income". FAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not have any comprehensive income required to be reported based on the adoption of this new standard in 1998.

During 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". FAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders (See Note 15 - "Reportable Segments" to the Financial Statements of the Company).

In December 1997, the AICPA issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The SOP provides, among other things, that an entity recognize a liability for the present value of estimated future guaranty-fund and other insurance-related assessments. As the Company has ceded certain workers' compensation claims to a second-injury fund administered by the U.S. Department of Labor and is subject to an annual assessment, the Company has elected to early adopt SOP 97-3 in the fourth quarter of 1998. The adoption of SOP 97-3 did not have a material impact on the Company's financial position or results of operations.

During the fourth quarter of 1998, the Company adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". FAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required in the past (See
Note 10 - "Employee Benefit Plans" to the Financial Statements of the Company).

RECENTLY ISSUED STANDARDS

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company engages in minimal derivative activity and therefore the adoption of this new standard is not expected to have a material impact on the Company's financial position or results of operations.


OTHER MATTERS

YEAR 2000 PLANNING AND PREPARATION

The Company continues to evaluate and prepare for the potential impact of the "Year 2000" problem on its systems and operations. A Year 2000 plan has been developed addressing Year 2000 awareness, specific problem identification, risk and potential impact assessment (including the risk and potential impact of noncompliance by the Company's suppliers, subcontractors and customers, including the U.S. Navy), resource allocation, remediation work required, failure contingencies, and a completion timetable.


The Company's Year 2000 evaluation and remediation plan is dual faceted, focusing on both information technology ("IT") systems as well as imbedded, non-IT systems that are integral to specific operating and support functions. The Company is also installing new hardware and software in connection with its new "shared data environment," which is expected to help mitigate potential Year 2000 problems.

An oversight committee consisting of members of senior management has been established. A nationally recognized outside consultant completed a study in July 1998 of the non-IT component of the Company's Year 2000 exposure. The results of that study have been reported to the committee and incorporated into the Company's Year 2000 remediation and contingency plans.

The Company's Year 2000 effort began at the end of 1994 with the identification and remediation of systems using long lead-time dates. That work was completed in the middle of 1996. Remediation of the Company's critical IT systems is expected to be substantially complete in the first quarter of 1999, with the exception of those being replaced by the initial release of the new "shared data environment", which will occur in the second quarter of 1999. In addition, two comprehensive, off-site integration tests of IT applications will be conducted during the first and third quarters of 1999. It is currently anticipated that remediation and testing of non-IT systems will be finished by mid-year 1999.

Remediation work and systems testing is being accomplished using a combination of existing internal Company resources and outsourcing, and is being funded with cash generated from operations and, if necessary, borrowed under existing credit facilities. Expenditures, including consulting fees and expenses, have so far totaled approximately $2 million since inception of the Company's Year 2000 effort in 1994. Approximately $1 million was expended in 1998. It is currently projected that aggregate expenditures for both IT and non-IT systems remediation and testing will total approximately $4 to $6 million when finished, based on the results of the consultant's study of the Company's non-IT systems and on the Company's continuing risk assessment and remediation planning; however, it should be noted that the budget continues to develop and may from time to time be adjusted as more systems functions requiring remediation are identified, assessed and ranked as to criticality, and appropriate resources are allocated.

In addition to addressing its own computer systems, the Company has surveyed and continues to work with its principal teaming partners, subcontractors, suppliers, and customers (including the U.S. Navy) to promote their Year 2000 compliance, as it may impact on the financial position or results of operations of the Company. Nevertheless, the Company does not control, and can give no assurances as to the substance or success of the Year 2000 compliance efforts of such independent third parties.

In April 1998, surveys were sent to nearly 3,000 key suppliers and subcontractors. Over 1,000 responses have been received with 100% of those responding indicating their planned Year 2000 compliance by January 1, 2000. Follow up letters have been sent to non-responsive subcontractors, as well as to certain responsive vendors and subcontractors where more substantial assurances were desired. Alternate strategies are being considered in the case of vendors and subcontractors that remain unresponsive or that do not provide adequate assurances of timely readiness.

Management believes that the Company will successfully implement its Year 2000 remediation plan on schedule and that it will be Year 2000 compliant before the end of 1999. Nevertheless, management believes that there is an uncertain, but potentially substantial risk that some of its principal customers, subcontractors, suppliers, and others on whom the Company's finances and operations depend to a large extent (including the U.S. Navy) will experience Year 2000 problems that either alone or in the aggregate could materially affect the financial position or results of operations of the Company. Without intending to be exhaustive, these risks include the potential inability of key subcontractors and suppliers to correctly or timely provide necessary services, materials, and components for the Company's operations; the inability of its customers to timely or correctly process and pay the Company's invoices; the inability of lenders, lessors, or other sources of the Company's necessary capital and liquidity to make funds available to the Company when required; and the inability of computer systems service providers to maintain the Company's essential systems due to excessive demand for their services from other clients experiencing unanticipated or more severe than anticipated Year 2000 problems. Although the Company is not able to quantify the likelihood that some or all of these events will come to pass, or their potential effects, consequences could include delayed production milestones and vessel deliveries, increases in construction, manufacturing and administrative costs until the problems are resolved, lost revenues and earnings, lower cash receipts, and delayed or interrupted cash flow.

In case the Company does experience severe Year 2000 financial or operating problems, notwithstanding its efforts to avoid or mitigate problems inherent in its own computer systems or the adverse affects of Year 2000 problems experienced by third parties on whom it is substantially reliant, the Company is developing and intends to implement contingency plans. The Company is working in cooperation with the U.S. Navy and others to ensure continued timely and accurate payments by the U.S. Navy in the event the U.S. Government experiences Year 2000 related payment system problems, with the goal of maintaining the Company's principal source of cash flow uninterrupted and reducing the likelihood that the Company will have to borrow operating capital. Additionally, an IT team is being established to quickly respond to Year 2000 call-ins associated with the Company's affected applications, if any. Implementation of these contingency plans, as well as identification of other applications requiring remediation and specific contingency plans will be a principal focus of the Company throughout the remainder of 1999.

Although no assurances can be given, based on the information presently available to it, management does not expect the overall costs of the Company's efforts to correct the Year 2000 problems inherent in its IT and non-IT systems, or a failure by some of its suppliers, subcontractors and customers to timely anticipate and correct their Year 2000 computer systems problems, to have a material adverse affect on the financial position or results of operations of the Company.

As implementation of the Company's Year 2000 remediation plan progresses, and more information becomes available to it, the Company expects to periodically reassess the content of, as well as its strategy for implementing, that plan. There can be no assurance that the currently estimated costs of implementing its Year 2000 remediation plan, the schedule for completing its remediation and contingency preparedness efforts, or the currently estimated impact of the Year 2000 problem on the Company's financial position and results of operations will not be revised in significant respects at that time based on facts then known to the Company.

1997 COMPARED TO 1996

RESULTS OF OPERATIONS


                                                                    FOR THE YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------
REVENUES                                                                 1997          1996
---------------------------------------------------------------------------------------------------

MILLIONS
Construction..................................................         $   935        $  1,029
Fleet Services................................................             500             625
Engineering...................................................             248             194
Related Businesses & Other....................................              24              22
                                                                       -------        --------

Total.........................................................         $ 1,707        $  1,870
                                                                       =======        ========


The Company's revenues decreased 8.7% during 1997, declining to $1.71 billion from $1.87 billion in 1996. The lower revenue level, as detailed in the following discussion of operations, is driven by Construction and Fleet Services.

CONSTRUCTION - The $94 million decrease in Construction revenues in 1997 is due to the absence of submarine construction work, as well as decreases in SEALIFT conversion and DOUBLE EAGLE product tanker work. These decreases are partially offset by increased construction activity on the aircraft carrier REAGAN.

FLEET SERVICES - Overhaul and Repair revenues declined substantially in 1997 as a result of the delivery of the aircraft carrier EISENHOWER in January. The decrease is partially offset by increased overhaul activity on the aircraft carrier ROOSEVELT and increased planning work for the aircraft carrier NIMITZ refueling.

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


                                                                    FOR THE YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------
OPERATING EARNINGS                                                       1997          1996
---------------------------------------------------------------------------------------------------

MILLIONS
Construction..................................................          $  (83)       $   44
Fleet Services................................................              50            88
Engineering...................................................              19            13
Related Businesses & Other....................................              (5)           (5)
                                                                        ------        -------

Total.........................................................          $  (19)       $  140
                                                                        ======        =======

The operating loss of $19 million in 1997 represents a $159 million decline from the 1996 level of $140 million in operating earnings. This decline is primarily attributable to the $207 million of charges against operating earnings on the DOUBLE EAGLE product tanker construction program. Additionally, the decline is due to lower Fleet Services income contributions associated with the January 1997 delivery of the aircraft carrier EISENHOWER, and one-time gains in 1996 attributable to the mix of work and maturity of several contracts. Partially offsetting the decrease is the 1997 improvement in Engineering earnings.

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


FLEET SERVICES - The $38 million decrease in operating earnings for Fleet Services work in 1997 is a result of the completion of the EISENHOWER overhaul in January of 1997, and one-time gains in 1996 attributable to the mix of work and maturity of several contracts. The decrease is partially mitigated by increased overhaul activity on the ROOSEVELT and planning work for the NIMITZ refueling.

ENGINEERING - The $6 million increase in operating earnings for Engineering work reflects the increased volume in nuclear and submarine engineering activities, as well as favorable contract close-outs.

RELATED BUSINESSES & OTHER - Other operating losses are comparable and not significant to either period presented.


LIQUIDITY AND CAPITAL RESOURCES


                                                                    FOR THE YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------
CASH FLOWS                                                               1997          1996
---------------------------------------------------------------------------------------------------

MILLIONS
Net cash provided (used) by operating activities..............          $  105        $  (75)
Capital expenditures..........................................             (31)          (74)
Other investing cash flows....................................              (3)          (25)
                                                                        ------        -------

Subtotal......................................................              71          (174)
Financing activities..........................................             (69)          173
                                                                        ------        -------

Net increase (decrease) in cash and cash equivalents..........          $    2        $   (1)
                                                                        ======        =======


NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES - The $180 million increase in the 1997 comparative cash flows from operating activities is due to a decreased investment in working capital, partially offset by lower operating earnings. The lower operating earnings are attributable to the factors discussed above in "1997 Compared to 1996 Results of Operations, Operating Earnings." The decrease in working capital is caused by normal timing fluctuations and management initiatives, as well as efforts by the Company to reduce accounts receivable balances. Additionally, 1997 reflects lower tax payments due to the recognition of losses previously deferred for tax purposes on commercial tankers.

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

OTHER INVESTING CASH FLOWS - Other investing cash flow activities in 1997 and 1996 primarily relate to an investment for a 49% ownership interest in a vessel-owning limited partnership with a U.S. shipping firm which will own and operate five commercial product tankers under construction by the Company. In addition, 1996 also included a $9.6 million investment achieving the Company's 40% equity interest in the Abu Dhabi Ship Building Company.

FINANCING ACTIVITIES - In 1997, the Company received $21 million from the issuance of stock related to the Company's benefit plans. These funds, as well as those generated from operations, enabled the Company to pay off long-term debt, purchase Company stock on the open market for employee benefit plans and treasury stock, and pay annual dividends of sixteen cents per share. The Company also used treasury stock to acquire CMI in December 1997 (See Note 5 "Acquisition" to the Financial Statements of the Company). In 1996, the Company received from its former parent, on a net basis, $149 million to finance operating cash flow needs and cover costs of its capital improvement program (See Note 14 - "Transactions With Former Parent Company" to the Financial Statements of the Company).

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

The maturity, credit quality, and security class of the Company's short-term investment portfolio are limited by both the Credit Agreement and the Company's investment policy. The Company limits default risk by investing in only the safest and highest credit quality securities limited to the following: direct obligations of the United States of America including any governmental entity or agency, commercial paper with a rating of A-1/P-1 or better, certificates of deposit issued by major financial institutions, repurchase agreements collateralized 102% by the aforementioned securities, and money market funds rated AAAm by Standard & Poors. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk and market risk. Additionally, the Company's investment policy guidelines limit the credit exposure to any one issue, issuer, and type of instrument. The Company's Credit Agreement limits the maturity of investments held in the Company's portfolio to one year or less.

The Company's policy is to manage interest rate risk associated with its outstanding debt obligations through the use of a combination of fixed and floating rate debt. With the exception of the Company's Revolving Credit Facilities (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Financial Statements of the Company), all other outstanding debt obligations are fixed. As of December 31, 1998, approximately 64% of the Company's outstanding debt was fixed-rate debt. Interest rate swaps may be used to adjust interest exposure when appropriate, based upon market conditions. Additionally, the Company may use interest rate CAPs to limit the interest rate risk on its floating-rate debt. All of the Company's outstanding debt obligations are denominated in U.S. Dollars. As of December 31, 1998, the Company had no interest-rate derivative contracts outstanding.

FOREIGN CURRENCY RISK

Although the majority of the Company's transactions are in U.S. Dollars, the Company periodically enters into foreign currency forward exchange contracts to hedge certain specific transactions associated with the purchase of raw materials and machinery denominated in a foreign currency. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. Such contracts generally mature in one year or less and the cost of replacing these contracts in the event of nonperformance by counter parties is not significant. Unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. The Company does not enter into foreign currency contracts for trading purposes. At December 31, 1998, the Company had no foreign currency contracts outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                            Page
                                                                                                            ----

FINANCIAL STATEMENTS
Report of Independent Public Accountants................................................................      20
Statements of Earnings for each of the three years in the
     period ended December 31, 1998.....................................................................      21
Consolidated Balance Sheets as of December 31, 1998 and 1997............................................      22
Statements of Cash Flows for each of the three years in the
     period ended December 31, 1998.....................................................................      23
Statements of Changes in Stockholders' Equity for each of the three years in
     the period ended December 31, 1998.................................................................      24
Notes to Financial
Statements..............................................................................................      25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newport News Shipbuilding Inc.:

We have audited the accompanying consolidated balance sheets of Newport News Shipbuilding Inc. (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of earnings, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport News Shipbuilding Inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Washington, D.C.,
January 26, 1999

                         NEWPORT NEWS SHIPBUILDING INC.

                             STATEMENTS OF EARNINGS



                                                                                   YEAR ENDED DECEMBER 31,
                                                                                  -------------------------

                                                                          1998              1997           1996
                                                                      -------------    -------------    -----------
                                                                     (CONSOLIDATED)    (CONSOLIDATED)   (COMBINED)

MILLIONS (EXCEPT SHARES AND PER SHARE AMOUNTS)
REVENUES.........................................................      $     1,862      $     1,707      $    1,870
OPERATING COSTS AND EXPENSES.....................................           (1,687)          (1,729)         (1,729)
OTHER INCOME (EXPENSE), NET......................................                -                3              (1)
                                                                       -----------      ------------     ---------

OPERATING EARNINGS (LOSS)........................................              175              (19)            140
Interest Expense, net of interest capitalized....................              (61)             (55)            (38)
                                                                       -----------      ------------     ---------

EARNINGS (LOSS) BEFORE INCOME TAXES..............................              114              (74)            102
(Provision) Benefit  for Income Taxes............................              (48)              26             (47)
                                                                       -----------      ------------     ---------

NET EARNINGS (LOSS)..............................................      $        66      $       (48)     $       55
                                                                       ===========      ============     ==========


Weighted Average Number of Common Shares Outstanding
    Basic........................................................       34,677,706       34,741,818      34,297,451
                                                                        ==========      ===========      ==========

    Diluted......................................................       35,794,090       34,741,818      34,297,451
                                                                       ===========      ===========      ==========


Net Earnings (Loss) Per Common Share
    Basic........................................................      $      1.91      $     (1.39)      $    1.60
                                                                       ===========      ===========      ==========

    Diluted......................................................      $      1.85      $     (1.39)      $    1.60
                                                                       ===========      ===========      ==========

Dividends Declared Per Common Share..............................      $       .16      $       .16      $       -
                                                                       ===========      ===========      ==========



                    The accompanying notes are an integral part of these statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                         DECEMBER 31,
                                                                                      -------------------
MILLIONS (EXCEPT SHARES AND PER SHARE AMOUNTS)                                      1998              1997
                                                                                -------------    -------------

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents....................................................    $     3            $      3
Accounts Receivable..........................................................        143                 136
Contracts in Process.........................................................        334                 259
Inventory....................................................................         52                  44
Deferred Income Taxes........................................................        116                  89
Other Current Assets.........................................................         12                  12
                                                                                 -------            --------

Total Current Assets.........................................................        660                 543
                                                                                 -------            --------

NONCURRENT ASSETS
Property, Plant, and Equipment, net..........................................        763                 816
Other Assets.................................................................        177                 156
                                                                                 -------            --------

Total Noncurrent Assets......................................................        940                 972
                                                                                 -------            --------

                                                                                 $ 1,600            $  1,515
                                                                                 =======            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade Accounts Payable.......................................................    $   129             $   151
Short-Term Debt..............................................................         38                  30
Postretirement Benefits......................................................        122                 122
Other Accrued Liabilities....................................................        229                 202
                                                                                 -------             -------

Total Current Liabilities....................................................        518                 505
                                                                                 -------             -------

NONCURRENT LIABILITIES
Long-Term Debt...............................................................        591                 548
Deferred Income Taxes........................................................        235                 238
Other Long-Term Liabilities..................................................         24                  41
Commitments and Contingencies (See Note 13)
                                                                                 -------             -------

Total Noncurrent Liabilities.................................................        850                 827
                                                                                 -------             -------

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued 35,286,386 shares at
     December 31, 1998, and 34,948,663 shares at December 31, 1997...........          1                   1
Paid-In Capital..............................................................        276                 256
Accumulated Deficit..........................................................         (7)                (68)
Unearned/Deferred Compensation ..............................................         (4)                 (4)
Stock Employee Compensation Trust (SECT).....................................        (34)                  -
Treasury Stock (84,069 shares at December 31, 1997)..........................          -                  (2)
                                                                                 -------             -------
Total Stockholders' Equity...................................................        232                 183
                                                                                 -------             -------

                                                                                 $ 1,600             $ 1,515
                                                                                 =======             =======

              The accompanying notes are an integral part of these
                      consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                            STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                                                  -------------------------
                                                                          1998              1997           1996
                                                                      -------------    -------------    -----------
                                                                     (CONSOLIDATED)    (CONSOLIDATED)   (COMBINED)

MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)..............................................      $     66      $       (48)      $     55
Adjustments to Reconcile Net Earnings (Loss) to
     Net Cash Provided (Used) by Operating Activities -
         Depreciation and Amortization...........................            62               68             65
         Deferred Income Taxes...................................           (30)             (38)           (10)
         Allocated Corporate Interest, net of tax................             -                -             20
         Loss on Asset Dispositions..............................            17                -              -
         Loss On Equity Investments..............................             1                1              2
         Changes in Components of Working Capital -
              Decrease (Increase) in -
                  Accounts Receivable............................            (7)              53           (116)
                  Contracts in Process...........................           (75)             133             (7)
                  Inventory......................................            (8)               1             10
                  Note Receivable................................             -                -             18
                  Other Current Assets...........................             -               (6)            11
              Increase (Decrease) in -
                  Trade Accounts Payable.........................           (22)              23             21
                  Accounts Payable to Former Parent..............             -                -            (67)
                  Other Accrued Liabilities......................            27              (14)           (35)
         Other, net..............................................           (28)             (68)           (42)
                                                                       --------      -----------      ---------
Net Cash  Provided (Used) by Operating Activities................             3              105            (75)
                                                                       --------      -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures.............................................           (26)             (31)           (74)
Other............................................................           (10)              (3)           (25)
                                                                       --------      -----------      ---------
Net Cash Used by Investing Activities............................           (36)             (34)           (99)
                                                                       --------      -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Transfer from Former Parent.................................             -                -            149
Increase (Decrease) in Revolving Credit Facilities...............            79              (24)            24
Proceeds from Long-Term Debt.....................................             -                -            600
Payments on Long-Term Debt.......................................           (29)             (28)             -
Issuance of Common, Treasury and SECT Shares.....................             9               21              -
Purchase of Common Stock.........................................           (29)             (32)             -
Dividends Paid on Common Stock...................................            (5)              (6)             -
Dividend Paid to Former Parent...................................             -                -           (600)
Other............................................................             8                -              -
                                                                       --------      -----------      ---------
Net Cash Provided (Used) by Financing Activities.................            33              (69)           173
                                                                       --------      -----------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............             -                2             (1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................             3                1              2
                                                                       --------      -----------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................      $      3      $         3      $       1
                                                                       ========      ===========      =========

CASH PAID DURING THE PERIOD FOR INCOME TAXES.....................      $     78      $         8      $     129
                                                                       ========      ===========      =========

CASH PAID DURING THE PERIOD FOR INTEREST.........................      $     55      $        54      $       3
                                                                       ========      ===========      =========



              The accompanying notes are an integral part of these
                           statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                         Unearned/
                                                      Combined        Common Stock         Paid-In       Accumulated     Deferred
                                                      Equity        Shares       Par       Capital         Deficit      Compensation
                                                     --------       ------       ---       -------         -------      ------------


MILLIONS, EXCEPT FOR SHARES
Balance - January 1, 1996                      $        272           --    $       --    $       --    $       --     $       --
Net Earnings                                             69           --            --            --            --             --
Net Cash Transfers from Former Parent                   149           --            --            --            --             --
Non-Cash Transactions with Former Parent
     Net Change in Allocated Corporate Debt             360           --            --            --            --             --
     Allocated Corporate Interest, net of tax            20           --            --            --            --             --
     Other                                              (24)          --            --            --            --             --
Dividend to Former Parent                              (600)          --            --            --            --             --
Issuance of Common Stock in Connection
     With the Spinoff                                  (246)    34,297,451             1           245          --             --
                                               ------------   ------------  ------------  ------------  ------------   ------------
Balance - December 11, 1996                            --       34,297,451             1           245          --             --
Net Loss                                               --             --            --            --             (14)          --
                                               ------------   ------------  ------------  ------------  ------------   ------------
Balance - December 31, 1996                            --       34,297,451             1           245           (14)          --
Net Loss                                               --             --            --            --             (48)          --
Cash Dividends Paid - Common Stock                     --             --            --            --              (6)          --
Performance Share Grants                               --             --            --               5          --             --
Purchase of Common Stock                               --             --            --            --            --             --
Issuance of Common, Treasury, and SECT Shares          --          651,212          --               2          --             --
Unearned ESOP/Deferred Compensation                    --             --            --               4          --               (4)
                                               ------------   ------------  ------------  ------------  ------------   ------------
Balance - December 31, 1997                            --       34,948,663             1           256           (68)            (4)
Net Income                                             --             --            --            --              66           --
Cash Dividends Paid - Common Stock                     --             --            --            --              (5)          --
Performance Share Grants                               --             --            --               8          --             --
Purchase of Common Stock                               --             --            --            --            --             --
Issuance of Common, Treasury, and SECT Shares          --          337,723          --               7          --             --
Adjustment of SECT to Market Value                     --             --            --               5          --             --
                                               ------------   ------------  ------------  ------------  ------------   ------------
Balance - December 31, 1998                    $       --       35,286,386  $          1  $        276  $         (7)  $         (4)
                                               ============   ============  ============  ============  ============   ============




                                                                Treasury Stock
                                                    SECT             Shares        Amount
                                                    ----             ------        ------


MILLIONS, EXCEPT FOR SHARES
Balance - January 1, 1996                        $       --             --     $       --
Net Earnings                                             --             --             --
Net Cash Transfers from Former Parent                    --             --             --
Non-Cash Transactions with Former Parent
     Net Change in Allocated Corporate Debt              --             --             --
     Allocated Corporate Interest, net of tax            --             --             --
     Other                                               --             --             --
Dividend to Former Parent                                --             --             --
Issuance of Common Stock in Connection
     With the Spinoff                                    --             --             --
                                                 ------------   ------------   ------------
Balance - December 11, 1996                              --             --
Net Loss                                                 --             --             --
                                                 ------------   ------------   ------------
Balance - December 31, 1996                              --             --             --
Net Loss                                                 --             --             --
Cash Dividends Paid - Common Stock                       --             --             --
Performance Share Grants                                 --             --             --
Purchase of Common Stock                                 --        1,448,743            (32)
Issuance of Common, Treasury, and SECT Shares            --       (1,364,674)            30
Unearned ESOP/Deferred Compensation                      --             --             --
                                                 ------------   ------------   ------------
Balance - December 31, 1997                              --           84,069             (2)
Net Income                                               --             --             --
Cash Dividends Paid - Common Stock                       --             --             --
Performance Share Grants                                 --             --             --
Purchase of Common Stock                                  (25)       178,443             (4)
Issuance of Common, Treasury, and SECT Shares              (4)      (262,512)             6
Adjustment of SECT to Market Value                         (5)          --             --
                                                 ------------   ------------   ------------
Balance - December 31, 1998                      $        (34)          --     $       --
                                                 ============   ============   ============




       The accompanying notes are an integral part of these statements of changes in stockholders' equity.

                         NEWPORT NEWS SHIPBUILDING INC.

                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

Newport News Shipbuilding Inc. became an independent, publicly traded company on December 12, 1996. Previously, on December 11, 1996, in connection with a corporate reorganization, the Company's former parent and its subsidiaries undertook and completed various intercompany transfers and distributions designed to restructure, divide, and separate their then existing businesses, assets, liabilities, and operations so that, among other things, the shipbuilding business of the former parent ("Shipbuilding Business") would be owned by the Company (as defined below). The former parent subsequently distributed (the "spinoff") pro rata to holders of the parent company's common stock all of the outstanding common stock of the Company.

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

DESCRIPTION OF BUSINESS

The Company is the largest non-government-owned shipyard in the United States. Its principal business is designing, constructing, repairing, overhauling, and refueling nuclear-powered aircraft carriers and submarines for the U.S. Government. The Company's largest single customer is the U.S. Government. Revenues from contracts with the U.S. Government were $1.7 billion (92%), $1.6 billion (94%), and $1.8 billion (94%) in 1998, 1997, and 1996, respectively.

2. SUMMARY OF ACCOUNTING POLICIES

RISKS AND UNCERTAINTIES

Companies, such as Newport News Shipbuilding Inc., which are principally engaged in supplying defense-related products and services to the U.S. Government are subject to certain business risks specific to that industry. Sales to the U.S. Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. The Department of Defense ("DoD") budgets

                         NEWPORT NEWS SHIPBUILDING INC.

have been subject to increasing pressure resulting in uncertainty as to the future effects of DoD budget cuts. The Company has nonetheless maintained a steady backlog of contracts with its primary customer, the U.S. Navy. These factors lead management to believe that there is a high probability that the Company's current major defense program initiatives will continue.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of the Company's assets, liabilities, revenues, and expenses. Reference is made to the "Revenue Recognition" section of this footnote and Notes 10 and 13 for additional information on certain estimates included in the Company's financial statements. Actual results may differ from estimates.

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

RECLASSIFICATIONS

Certain amounts for 1997 have been reclassified to conform with the 1998 classifications.

REVENUE RECOGNITION

The Company reports revenues and profits on its long-term contracts using the percentage-of-completion method of accounting, determined on the basis of total costs incurred to date to estimated final total costs. Anticipated losses on contracts are reported when first identified by the Company. Costs on long-term contracts in process represent recoverable costs incurred for production, allocable overhead, and, where appropriate, general and administrative expenses. The performance of contracts usually extends over several years, requiring periodic reviews and revisions of estimated final contract revenues, costs, and profits during the terms of the contracts. The effect of these revisions to estimates is included in earnings in the period the revisions are made. Revenue arising from the claims process is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and its realization is probable.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses of $294 million, $263 million, and $279 million in 1998, 1997, and 1996, respectively, are included in the "Operating Costs and Expenses" caption in the Statements of Earnings. Of the total general and administrative expenses for 1996, $14 million represents the Company's share of its former parent's general and administrative costs for legal, financial, communication, and other administrative services. The Company's management believes that the allocated general and administrative expenses reflected in the accompanying financial statements are generally representative of the total general and administrative costs the Company would have incurred as a separate public entity. General and administrative expenses related to commercial products and services essentially under commercial terms and conditions are expensed as incurred. Such charges amounted to $22 million, $31 million, and $16 million for 1998, 1997, and 1996, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to "Operating Costs and Expenses" as incurred. The amounts charged to operations during the years ended December 31, 1998, 1997, and 1996 were $24 million, $38 million, and $42 million, respectively.

INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. No deferred tax valuation allowances were recorded by the Company as of December 31, 1998 and 1997.

CASH AND CASH EQUIVALENTS

The Company considers highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE AND CONTRACTS IN PROCESS

Only amounts billed and currently due from customers are included in the "Accounts Receivable" caption in the accompanying consolidated balance sheets. Recoverable costs and accrued earnings related to long-term contracts on which revenue has been recognized, but for which billings have not been made to the customer, are included in the "Contracts in Process" caption (See Note 3). No significant allowance for doubtful accounts existed as of December 31, 1998 and 1997.

INVENTORY

Inventory principally consists of raw materials and supplies which have not been allocated to specific contracts. Inventory is stated at the lower of cost or market. Substantially all inventory is costed using the "last-in, first-out" method. If the first-in, first-out or average cost method of inventory accounting had been used by the Company for all inventory, inventory would have been approximately $6 million and $7 million higher at December 31, 1998 and 1997, respectively.

PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment is carried at cost, net of accumulated depreciation. The Company provides for depreciation on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of depreciable assets over their estimated useful lives. Estimated useful lives for significant classes of assets are as follows.

     Buildings.......................................   30 to 60 years
     Machinery and equipment.........................    8 to 45 years

Total depreciation expense was $62 million, $68 million, and $65 million for 1998, 1997, and 1996, respectively. Depreciation expense is included as a component of "Operating Costs and Expenses" in the statements of earnings.

Interest capitalized on constructed assets during the years ended December 31, 1997 and 1996 was $1 million and $3 million, respectively. Interest capitalized during 1998 was not material.

STOCK-BASED COMPENSATION

The Company utilizes several stock-based compensation plans as an incentive to its employees (See Note 11). Pursuant to these plans, the Company may grant stock options, restricted stock, performance shares, stock appreciation rights, stock equivalent units, and dividend equivalent awards. Stock options are generally awarded with exercise prices equal to the fair value of the Company stock on the date of grant. As such, the Company does not record compensation expense with respect to the award of such stock options. All other awards generally result in the Company recognizing a pro rata portion of compensation expense based on the vesting period of the award. The compensation expense recognized generally varies based on the amount by which the current fair value of the award exceeds the exercise price, if any, of such award.

STOCKHOLDERS' EQUITY

At December 31, 1998, the Company had authorized (a) 70 million shares of Common Stock, $.01 par value, of which 35.3 million were issued and 34.2 million were outstanding, along with associated preferred stock purchase rights, (b) 10 million shares of preferred stock, $.01 par value, none of which had been issued, and (c) 700,000 shares of Series A participating junior preferred stock, $.01 par value, none of which had been issued.

CHANGES IN ACCOUNTING PRINCIPLES

During 1998, the Company adopted Financial Accounting Standards Board statement ("FAS") No. 130, "Reporting Comprehensive Income". FAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not have any comprehensive income required to be reported based on the adoption of this new standard in 1998.

During 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". FAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders (See Note 15).

In December 1997, the AICPA issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The SOP provides, among other things, that an entity recognize a liability for the present value of estimated future guaranty-fund and other insurance-related assessments. As the Company has ceded certain workers' compensation claims to a second-injury fund administered by the U.S. Department of Labor and is subject to an annual assessment, the Company has elected to early adopt SOP 97-3 in the fourth quarter of 1998. The adoption of SOP 97-3 did not have a material impact on the Company's financial position or results of operations.

During the fourth quarter of 1998, the Company adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". FAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required in the past (See
Note 10).

In 1997, the Company adopted FAS No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share ("EPS"). The statement requires companies to present basic EPS and diluted EPS instead of the primary and fully diluted EPS that was previously required. Basic EPS is computed by dividing reported net earnings available to common stockholders by the weighted average number of common shares outstanding. This EPS computation does not include dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the Company (See Note 12).

RISK MANAGEMENT ACTIVITIES

The Company periodically utilizes foreign currency contracts to hedge its exposure to changes in foreign currency exchange rates for firm purchase commitments. Net gains or losses on these contracts are deferred and recognized when the offsetting gains or losses are recognized on the hedged items. Cash receipts or payments related to these financial instruments are classified consistent with the cash flows from the transactions being hedged. As of December 31, 1998, the Company had no interest-rate derivative contracts outstanding.

FOREIGN CURRENCY TRANSLATION

Financial statements of equity investments in international entities are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each applicable period for amounts included in the statements of earnings. The amount of cumulative translation adjustments is not material.

STOCK EMPLOYEE COMPENSATION TRUST (SECT)

In December 1997, the Company established a SECT to fund a portion of its obligations arising from its various employee compensation and benefit plans. The Company issued shares to the SECT from treasury stock and the SECT engages in open market purchases. The SECT has a twenty year life. At December 31, 1998, the SECT held 1.0 million shares of the Company's common stock.

3. CONTRACTS IN PROCESS

Contracts in process consist of the following:


                                                                            DECEMBER 31,
                                                                           --------------
                                                                        1998           1997
                                                                     ---------       ---------

MILLIONS
Contract costs and estimated profits............................   $     2,310     $     3,806
Other costs.....................................................            66               -
Less advances and progress payments.............................        (2,042)         (3,547)
                                                                   ------------    -----------
                                                                   $       334     $       259
                                                                   ===========     ===========



Contracts in process includes production costs and related overhead, including general and administrative expenses allocable to U.S. Government contracts, net of progress payments of $2.0 billion and $3.5 billion as of December 31, 1998 and 1997, respectively. Other costs include amounts recorded under Generally Accepted Accounting Principles ("GAAP") that are not currently allocable to contracts, such as a portion of the Company's postretirement and postemployment benefits, and SOP 97-3 workers' compensation related costs. These costs have been deferred because their recognition under government contracts is considered probable based on existing backlog. If the level of backlog in the future does not support the continued deferral of these costs, profitability of the Company's remaining contracts could be affected. Also included in other costs are provisions established for certain government contract and other matters.

The increase in other costs included in contracts in process is primarily due to the adoption of SOP 97-3 (See Note 2 ) along with a change in the estimated future recoveries of postretirement and postemployment benefit costs of approximately $55 million, partially offset by additional provisions established for developments on certain government contract and other matters. Approximately $22 million and $14 million of retainages included in contracts in process, as of December 31, 1998 and 1997, respectively, are not expected to be billed and collected within one year.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

The major classes of property, plant, and equipment are as follows:


                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                1998         1997
                                                                               ------        ------

MILLIONS
Land and improvements.....................................................     $   26       $    28
Buildings and improvements................................................      1,154         1,176
Machinery and equipment...................................................        428           430
                                                                               ------       -------
     Property, plant, and equipment at cost...............................      1,608         1,634
Less accumulated depreciation.............................................       (845)         (818)
                                                                               ------       -------
     Net property, plant, and equipment...................................     $  763       $   816
                                                                               ======       =======


5. ACQUISITION

On December 18, 1997, the Company acquired all of the outstanding capital stock of Continental Maritime Industries, Inc. ("CMI"), a ship repair yard in San Diego, California. The acquisition was accounted for as a purchase, and accordingly, the results of operations of CMI for the period from the date of the acquisition through December 31, 1998 are included in the accompanying consolidated statement of operations. The purchase price was allocated to assets and liabilities based on estimated fair values at the date of acquisition. At closing, as defined in the agreement and plan of reorganization, CMI was acquired through the issuance of 497,031 shares of the Company's common stock. The excess of purchase price over the fair value of net tangible assets acquired of $3.9 million was recorded as goodwill and is being amortized over 15 years.


6. DETAIL OF OTHER ACCRUED LIABILITIES


Other accrued liabilities consist of the following:



                                                                                  DECEMBER 31,
                                                                              ---------------------
                                                                               1998         1997
                                                                              ------        -----

MILLIONS
Billings in excess of costs and profits..................................     $   62       $    96
Workers' compensation....................................................         57             -
Postemployment benefits..................................................         52            49
Employee payroll and benefits............................................         35            33
Other....................................................................         23            24
                                                                              ------       -------
                                                                              $  229       $   202
                                                                              ======       =======



The liability associated with the adoption of SOP 97-3 is included in accrued workers' compensation (See Note 2).

7. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

A summary of long-term debt obligations of the Company at December 31, 1998 and 1997 is set forth in the following table:


                                                                               DECEMBER 31,
                                                                       --------------------------
         MILLIONS                                                        1998              1997
                                                                       ---------        ---------

         8.625% Senior Notes due December 1, 2006                      $     200        $     200
         9.25% Senior Subordinated Notes due December 1, 2006                200              200
         Term Loan due November 4, 2002                                      145              172
         Bank Notes due April 30, 2002                                         3                4
         Six Year Revolving Credit Facility due November 4, 2002              71                -
         Revolving Credit Facility due June 1, 2000                            -                2
         364 - Day Revolving Credit Facility due June 9, 1999                 10                -
         Less Current Maturities                                             (38)             (30)
                                                                       ---------        ---------
                                                                       $     591        $     548
                                                                       =========        =========



SENIOR AND SENIOR SUBORDINATED NOTES

On November 26, 1996, the Company issued $200 million of 8.625% Senior Notes and $200 million of 9.25% Senior Subordinated Notes which both pay interest semi-annually. The Company is obligated to repay these notes on December 1, 2006.

SENIOR CREDIT FACILITY

On November 4, 1996, the Company entered into a $415 million senior credit facility (the "Senior Credit Facility") consisting of a $200 million six-year amortizing term loan (the "Term Loan") and a $215 million six-year revolving credit facility (the "Six Year Revolving Credit Facility"). The Term Loan will amortize in 24 quarterly installments, commencing March 31, 1997, with an annual aggregate payment amount of $27.5 million in each of 1997 through 2001, and $62.5 million in 2002. Of the Six Year Revolving Credit Facility, $125 million may be used for advances and letters of credit and $90 million may be used only for standby letters of credit. Generally, each of the Company's present and future subsidiaries having consolidated assets exceeding $10 million, excluding foreign subsidiaries and NNS Tanker Holding Corporation (each, a "Guarantor" and collectively, the "Guarantors") guarantee the Senior Credit Facility. Borrowings under the Senior Credit Facility are secured by perfected liens on substantially all of the Company's and the Guarantors' assets (except CMI). The security interest in the collateral may be released if the Company meets specific financial and other conditions.

TERM LOAN

The interest rates on the Term Loan vary based on the one, two, three, six, nine, and twelve month LIBOR plus 1.125% or a base rate. The base rate is defined as the higher of prime (as defined in the credit facility) or the federal funds rate plus 0.5%. The weighted-average Term Loan interest rate at December 31, 1998 was 6.34%.

BANK NOTES

The Company also has bank notes maturing through April 30, 2002 totaling $3 million. These notes are secured by the consolidated assets of CMI and its subsidiary, and at December 31, 1998, accrued interest at a rate of 7.32%. The aggregate maturities applicable to the outstanding bank notes are approximately $1 million in 1999 through 2001 with a small remainder due in 2002.

REVOLVING CREDIT FACILITIES



                                                                       COMMITTED CREDIT FACILITY
                                                    --------------------------------------------------------------
                                                      TERM           COMMITMENTS        UTILIZED         AVAILABLE
                                                    ---------        -----------        --------         ---------

(As of December 31, 1998)
Six Year Revolving Credit Facility                  1996-2002            $215              $158             $57
Revolving Credit Facility                           1998-2000               3                 -               3
364-Day Revolving Credit Facility                   1998-1999              75                10              65



The Six Year Revolving Credit Facility requires the payment of commitment fees of .3% on the unused portion of the credit facility. The interest rate for the Six Year Revolving Credit Facility can vary as described above with respect to the Term Loan. The weighted-average six year revolver interest rate at December 31, 1998 was 6.81%. At December 31, 1998, $87 million was utilized for standby letters of credit and $71 million was borrowed to fund operating needs.

Interest would have been calculated at the rate of 7.75% if a Revolving Credit Facility balance had existed on December 31, 1998.

On June 9, 1998, the Company entered into a $75 million 364-Day Revolving Credit Facility ("364-Day Revolving Credit Facility"). The commitments under this facility can be used for general corporate purposes. Generally, each of the Company's present and future subsidiaries having consolidated assets exceeding $10 million, excluding foreign subsidiaries and NNS Tanker Holding Corporation (each, a "Guarantor" and collectively, the" Guarantors") guarantee the facility. Borrowings under the facility are secured by perfected liens on substantially all of the Company's and the Guarantors' assets (except CMI). The security interest in the collateral may be released if the Company meets specific financial and other conditions. The 364-Day Revolving Credit Facility requires the payment of commitment fees of .275% on the unused portion of the credit facility. The interest rate for the 364-Day Revolving Credit Facility can vary as described above with respect to the Term Loan. The weighted-average 364-Day revolver interest rate at December 31, 1998 was 6.08%. Amounts borrowed under the 364-Day Revolving Credit Facility of $10 million were used to fund operations of the Company.

DEBT COVENANTS AND RESTRICTIONS

The Senior Credit Facility, 364-Day Revolving Credit Facility, Senior Notes, Senior Subordinated Notes, and Bank Notes contain customary covenants, including financial ratios and limitations on dividend payments, indebtedness, liens, and corporate transactions. Debt outstanding under the Senior Credit Facility and the Bank Notes are secured by substantially all assets of the Company as described above.

8. FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of the Company's financial instruments by class are as follows:


                                                                                    DECEMBER 31,
                                                                                 -------------------
                                                                           1998                       1997
                                                                  ----------------------     ----------------------
                                                                   CARRYING       FAIR       CARRYING       FAIR
                                                                    AMOUNT        VALUE       AMOUNT        VALUE
                                                                ---------    ---------    ---------   ----------


         MILLIONS
         Asset (liability) instruments:
              Cash and cash equivalents                           $       3     $      3     $      3     $       3
              Accounts receivable                                       143          143          136           136
              Trade accounts payable                                   (129)        (129)        (151)         (151)
              Debt (including current maturities)
                  Senior and Senior Subordinated Notes                 (400)        (423)        (400)         (416)
                  Term Loan                                            (145)        (145)        (172)         (172)
                  Bank Notes                                             (3)          (3)          (4)           (4)
                  Six Year Revolving Credit Facility                    (71)         (71)           -             -
                  One Year Revolving Credit Facility                      -            -           (2)           (2)
                  364-Day Revolving Credit Facility                     (10)         (10)           -             -
         Instruments with off-balance sheet risk:
              Foreign currency contracts                                  -            -            -             -


The fair value of cash and cash equivalents, accounts receivable, and accounts payable in the above table was considered to be the same as, or determined not to be materially different from, the carrying amount. The fair value of short-term and long-term debt reflected in the December 31, 1998 and 1997 balance sheets are based on the market value of debt with the same or similar maturities and interest rates.

The Company periodically utilizes foreign currency contracts to hedge certain specific foreign currency transactions, principally the purchase of raw materials and machinery denominated in a foreign currency. Such contracts generally mature in one year or less and the cost of replacing these contracts in the event of nonperformance by counterparties is not significant. At December 31, 1998 and 1997, the Company had no significant foreign currency contracts outstanding.

9. INCOME TAXES

The effective tax rates for 1998, 1997, and 1996 were approximately 42%, 35%, and 46%, respectively. The differences between the Company's effective tax rate in 1998 and 1996 as compared to the U.S. federal statutory rate of 35% are principally due to state income taxes and miscellaneous permanent differences for tax.

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

The Company's earnings before income taxes were principally domestic for all years presented in the accompanying financial statements. Following is a comparative analysis of the components of the (provision) benefit for income taxes:


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                        ------------------------

                                                                                       1998       1997       1996
                                                                                      -------    -----      -----
MILLIONS
Current-
         Federal.................................................................     $  (62)    $  (12)    $  (49)
         State...................................................................        (10)         -         (8)
                                                                                      -------    -------    -------
              Total Current Tax Provision........................................        (72)       (12)       (57)
                                                                                      -------    -------    -------

Deferred-
         Federal.................................................................         23         33         15
         State...................................................................          1          5         (5)
                                                                                      -------    -------    -------
              Total Deferred Tax Benefit.........................................         24         38         10
                                                                                      -------    -------    -------

Total Income Tax (Provision) Benefit.............................................    $   (48)    $   26    $   (47)
                                                                                      =======    =======    =======

Current federal income tax expense for the year ended December 31, 1996 includes tax benefits of $11 million related to the allocation of corporate interest expense to the Company from its former parent (See Note 14). The following is a reconciliation of income taxes computed using the statutory U.S. federal income tax rate (35% for all years presented) to the (provision) benefit for income taxes reflected in the statements of earnings:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                         -------------------------
                                                                                       1998       1997       1996
                                                                                      -------    -----      -----

MILLIONS
Tax expense computed at the statutory U.S. federal income tax rate................    $  (40)    $    26    $  (36)
State and local taxes on income, net of federal benefit...........................        (4)          3        (4)
Permanent differences.............................................................        (4)         (3)       (7)
                                                                                      -------    -------    -------
                                                                                      $  (48)    $    26    $  (47)
                                                                                      =======    =======    =======


Under FAS No. 109, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Actual tax liabilities are lower than tax expense reflected above for 1998 by $6 million as a result of the stock option deduction benefits recorded as a credit to stockholders' equity. The components of the Company's net deferred tax liability are as follows:

                                                                                                    DECEMBER 31,
                                                                                                 -------------------
                                                                                                  1998        1997
                                                                                                 ------      ------
MILLIONS
Deferred tax assets-
         Long-term shipbuilding contracts....................................................    $    44    $    18
         Postretirement benefits.............................................................         14         33
         Postemployment benefits.............................................................         12         15
         Accrued vacation....................................................................          5          5
         Workers' compensation...............................................................          3          -
         Other...............................................................................         43         21
                                                                                                 -------    -------
              Total deferred tax assets......................................................        121         92
                                                                                                 -------    -------
Deferred tax liabilities-
         Tax over book depreciation..........................................................        165        174
         Pension.............................................................................         49         45
         Other...............................................................................         26         22
                                                                                                 -------    -------
              Total deferred tax liabilities.................................................        240        241
                                                                                                 -------    -------

Net deferred tax liabilities.................................................................    $   119    $   149
                                                                                                 =======    =======



10. EMPLOYEE BENEFIT PLANS

The Company provides defined pension benefits and postretirement benefits to employees. The following is a reconciliation of the benefit obligations, plan assets, and funded status of the Company's plans:

                                                                                                   Other
                                                          Pension Benefits               Postretirement Benefits
                                                         ------------------            --------------------------

CHANGE IN BENEFIT OBLIGATION (IN MILLIONS)              1998           1997                1998           1997
                                                     ---------       --------           ---------       --------


Benefit obligation - beginning of period             $     357       $    156           $     194       $    188
Service costs                                               30             25                   2              2
Interest costs                                              27             20                  15             14
Actuarial (gains) losses                                    70             65                   1              8
Benefits paid                                              (10)            (8)                (18)           (18)
Plan amendments                                             (1)             -                   -              -
Curtailments/settlements                                     1              -                   -              -
Initial benefit obligation for new plans                     2             99                   -              -
                                                     ---------       --------           ---------       --------
Benefit obligation - end of period                   $     476       $    357           $     194       $    194
                                                     =========       ========           =========       ========

                                                                                                   Other
                                                          Pension Benefits                Postretirement Benefits
                                                        --------------------             ------------------------
CHANGE IN PLAN ASSETS (IN MILLIONS)                     1998           1997                1998           1997
                                                     ---------       --------           ---------       --------
Fair value of plan assets - beginning of period      $     410       $    325           $       -       $      -
Actual return on plan assets                                17             78                   -              -
Employer contributions                                      31             15                   -              -
Benefits paid                                              (10)            (8)                  -              -
                                                     ---------       --------           ---------       --------
Fair value of plan assets - end of period            $     448       $    410           $       -       $      -
                                                     =========       ========           =========       ========



                                                                                                   Other
                                                          Pension Benefits                Postretirement Benefits
                                                        ---------------------            -------------------------
FUNDED STATUS RECONCILIATION (IN MILLIONS)              1998           1997                1998           1997
                                                     ---------       --------           ---------       --------


Funded status of the plans                           $     (28)      $     53           $    (194)       $  (194)
Contribution adjustment                                      8              8                   -              -
Amounts not recognized                                     (32)           (58)                  -              -
Unrecognized net actuarial losses                           93             29                  80             84
Unrecognized prior service costs                            85             91                  (8)           (12)
Unrecognized transition obligation                         (20)           (22)                  -              -
                                                     ---------       --------           ---------       --------
Prepaid (accrued) benefit costs                      $     106       $    101           $    (122)       $  (122)
                                                     =========       ========           =========       ========


                                                                                               Other
                                                    Pension Benefits                  Postretirement Benefits
                                                   -------------------               -------------------------
Assumptions at December 31,                    1998       1997       1996           1998       1997       1996
                                            ---------  ---------  ---------       --------   --------   --------
Discount rate                                   6.75%      7.50%      7.75%          6.75%      7.50%      7.75%
Expected return on plan assets                 10.00%     10.00%     10.00%            N/A        N/A        N/A
Rate of compensation increase                   4.50%      4.40%      4.90%          4.50%      4.40%      4.90%



Net periodic pension and other postretirement benefit costs include the following components:



                                                                                               Other
                                                    Pension Benefits                  Postretirement Benefits
                                                  --------------------               -------------------------
MILLIONS                                       1998       1997       1996           1998       1997       1996
                                            ---------  ---------  ---------       --------   --------   --------


Service cost                                $      30  $      25  $      33       $      2   $      2   $      4
Interest cost                                      27         20         66             15         14         15
Expected return on plan assets                    (37)       (30)       (90)             -          -          -
Amortization of transition assets                  (3)        (4)        (9)             -          -          -
Amortization of prior service costs                 8          8          1             (3)        (4)        (4)
Amortization of loss                                1          -          -              5          4          5
                                            ---------  ---------  ---------       --------   --------   --------
Net periodic cost                           $      26  $      19  $       1       $     19   $     16   $     20
                                            =========  =========  =========       ========   ========   ========

PENSION BENEFITS

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

Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the pension cost has been recorded based upon certain actuarial estimates. These estimates are subject to revision in future periods given new facts or circumstances. The net prepaid pension cost at December 31, 1998 is composed of a $124 million prepaid hourly pension plan asset and an $18 million accrued salaried pension plan liability. The net balance at December 31, 1997 represents a $112 million prepaid hourly pension plan asset and an $11 million accrued salary pension plan liability.

The Company measures pension cost according to independent actuarial valuations. The projected unit credit actuarial cost method is used to determine pension cost for financial accounting purposes consistent with the provisions of FAS No. 87, "Employers' Accounting for Pensions." Unrecognized prior service obligations are being amortized on a straight-line basis over the average remaining estimated service period of employees expected to receive benefits under the plans.

OTHER POSTRETIREMENT BENEFITS

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

The initial weighted average assumed health care cost trend rate used in determining the 1998 accumulated postretirement benefit obligation was 8%, gradually declining to 5% in 2006 and remaining at that level thereafter. The initial weighted average assumed health care cost trend rate used in determining the 1997 accumulated postretirement benefit obligation was 7%, declining to 5% in 2004 and remaining at that level thereafter. The initial weighted average assumed health care cost trend rate used in determining the 1996 accumulated postretirement benefit obligation was 6%, declining to 5% in 1997 and remaining at that level thereafter.

Increasing the assumed health care cost trend rate by one percentage point in each year would increase accumulated postretirement benefit obligations by approximately $7 million in 1998 and 1997 and $10 million in 1996, and would increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 1998, 1997, and 1996 by approximately $1 million each year.

The accrued postretirement benefits cost has been recorded based upon certain actuarial estimates. These estimates are subject to revision in future periods given new facts or circumstances.

401(K) PLANS

The Company sponsors the Newport News Shipbuilding Savings 401(k) Plan for Union Eligible Employees (the "Savings Plan") for certain of its hourly employees. Contributions are made to the Savings Plan by participants, with the Company providing for administration of the Savings Plan.

Subsequent to the spinoff, the Company established the Newport News Shipbuilding Inc. 401(k) Investment Plan for Salaried Employees ("Salaried Plan"). Beginning in 1997, the Company matched one half of the first 8% of a participant's contribution in either cash or Common Stock at the Company's discretion. In addition, the Company contributes a fixed percentage of each salaried employee's salary per pay period in either cash or Common Stock, also at the Company's discretion. The expense related to this plan was $22 million for 1998 and $21 million for 1997. The Company has authorized 3,700,000 shares of Common Stock for possible Salaried Plan contributions. Company employees as of the spinoff are fully vested in future matching contributions; otherwise, matching contributions will vest after two years of service as defined in the Salaried Plan.

ESOP

CMI (See Note 5) maintains a leveraged Employee Stock Ownership Plan ("ESOP") for substantially all of its employees. CMI makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP Series A Preferred stock shares initially were pledged as collateral for its debt. The ESOP Series A Preferred stock was exchanged for the Company's common stock concurrent with the acquisition of CMI. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. As shares are released from collateral, CMI reports compensation expense equal to the current market price of the shares. ESOP compensation expense was immaterial for the period subsequent to the acquisition in 1997 and for 1998. The ESOP shares on December 31, 1998 were as follows:

Allocated shares                                                  148,171
Unallocated shares                                                 49,197
                                                             ------------
Total ESOP shares                                                 197,368
                                                             ============
Fair value of unallocated shares at December 31, 1998        $  1,645,025
                                                             ============

11. STOCK COMPENSATION PLANS

The Company established the Newport News Shipbuilding Inc. Employee Stock Purchase and Accumulation Plan ("Employee Stock Purchase Plan") to provide eligible employees of the Company an opportunity to purchase shares of the Company at a 15% discount, not to exceed $21,250 in payroll deductions per employee per calendar year. The Employee Stock Purchase Plan became effective January 1, 1998, as an amended and restated version of a predecessor plan, the Newport News Shipbuilding Inc. 1997 Employee Stock Purchase Plan. The Employee Stock Purchase Plan authorizes a maximum aggregate of 2,600,000 shares to be issued under the plan. Of these shares, 1,300,000 shares have been approved for issuance by the shareholders. The remaining 1,300,000 shares will not be issued under the plan until shareholder approval is sought and obtained. The Company plans to seek approval for the issuance of up to an additional 150,000 shares under the Employee Stock Purchase Plan at its 1999 Annual Meeting of shareholders. During 1998, employees purchased approximately 460,000 shares under the Employee Stock Purchase Plan.

The Company established the Newport News Shipbuilding Inc. Stock Ownership Plan ("Stock Ownership Plan") for the benefit of officers and key employees. At the Company's discretion, restricted stock, performance shares, stock options, stock appreciation rights, stock equivalent units and dividend equivalents can be granted to eligible employees pursuant to this plan. The Company has authorized 5,250,000 shares of Common Stock for issuance under this plan. In 1998, approximately 625,000 stock options were granted. Further, approximately 463,000 performance shares, stock incentive grants, and restricted shares were awarded in 1998. As of December 31, 1998, approximately 695,000 shares remained available for issuance under this plan.

The Company established the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc. ("1997 Stock Plan for Directors"). Under the plan as originally adopted, one-half of the annual retainer of non-employee directors is to be paid in restricted stock. In addition, non-employee directors receive an initial grant of 2,000 stock options and 1,000 shares of restricted stock upon joining the Board of Directors, and an annual grant of 1,000 stock options. The 1997 Stock Plan for Directors was amended, effective December 15, 1998, to increase the annual grant of stock options to 2,000, and to make 50% of the first $25,000 of the annual retainer payable in restricted stock and any annual retainer amounts in excess of $25,000 payable in either restricted stock or cash, as determined by the Compensation Committee. The Company has authorized 75,000 shares for issuance under the plan. During 1998, approximately 6,000 stock options and 2,800 shares of restricted stock were granted under the plan. As of December 31, 1998, nearly 41,000 shares remained available for issuance.

The Company established stock option plans for its active hourly employees ("Hourly Option Plans") to provide eligible employees of the Company an opportunity to purchase shares of the Company. The Company authorized 1,100,000 shares of Common Stock for issuance under the Hourly Option Plans. During 1997, approximately 985,000 stock options were granted under the plans.

The Company established the Newport News Shipbuilding Inc. 1998 Stock Incentive Plan ("1998 Stock Incentive Plan"), effective October 12, 1998. The Company, at its discretion, may select any employee of the Company for an award of restricted stock, performance shares, or stock options under the Plan. In addition, the 1998 Stock Incentive Plan assumed the obligation of the Hourly Option Plans. The options granted under the Hourly Option Plans continue to be exercisable subject to the same terms and conditions as prescribed by those plans. The Company has authorized 4,000,000 shares for issuance under the 1998 Stock Incentive Plan. This authorization includes 1,000,000 of the shares originally reserved for issuance under the Hourly Options Plans and reflects the transfer of the stock options previously granted under those plans to the 1998 Stock Incentive Plan. As of December 31, 1998, approximately 925,000 options originally issued under the Hourly Option Plans remained outstanding. No other shares were issued under the 1998 Stock Incentive Plan during 1998 and nearly 3,000,000 shares remained for issuance under the plan as of December 31, 1998.

Stock options and restricted shares applicable to the plans above vest in accordance with vesting periods set forth in the governing award agreements and plan documents. The performance shares vest after specified periods and after attaining certain performance measures, both of which vary with each grant.

Stock option activity and exercise prices for the Stock Ownership Plan, the 1997 Stock Plan for Directors, and the 1998 Stock Incentive Plan are summarized as follows:

                                                                       FOR THE YEAR ENDED
                                                                      --------------------
                                                              DECEMBER 31, 1998    DECEMBER 31, 1997
                                                              ----------------     -----------------

       NUMBER OF SHARES UNDER STOCK OPTIONS:
       Outstanding at beginning of year                             3,562,663                  -
              Converted                                                     -          2,143,979
              Granted                                                 629,663          1,871,350
              Exercised                                              (467,833)          (391,678)
              Options canceled                                        (57,250)           (60,988)
                                                              ---------------      -------------

       Outstanding at end of year                                   3,667,243          3,562,663
                                                              ---------------      -------------

       Exercisable at end of year                                   1,254,328            983,975
                                                              ===============      =============


                                                                       FOR THE YEAR ENDED
                                                                     --------------------

                                                              DECEMBER 31, 1998    DECEMBER 31, 1997
                                                              -----------------    -----------------
       WEIGHTED AVERAGE EXERCISE PRICE:
       Outstanding at beginning of year                              $  17.54          $       -
              Converted                                                     -              14.65
              Granted                                                   24.85              20.21
              Exercised                                                 14.78              14.87
              Options canceled                                          19.39              14.99

       Outstanding at end of year                                       19.12              17.54

       Exercisable at end of year                                       14.63              14.89




                                          NUMBER                  WEIGHTED AVERAGE
          RANGE OF                    OUTSTANDING AT                  REMAINING           WEIGHTED AVERAGE
     EXERCISE PRICES                 DECEMBER 31, 1998            CONTRACTUAL LIFE         EXERCISE PRICE
     ---------------                 ------------------           ----------------        -----------------

     $ 12.95 - 19.88                          2,075,895               7.0 years              $   14.71
       24.81 - 27.68                          1,591,348               8.9 years                  24.87
                                   --------------------
                                              3,667,243               7.8 years                  19.12
                                   ====================




                                          NUMBER
          RANGE OF                    EXERCISABLE AT              WEIGHTED AVERAGE
     EXERCISE PRICES                 DECEMBER 31, 1998             EXERCISE PRICE
     ---------------                 -----------------             --------------

     $ 12.95 - 19.88                           1,252,564              $  14.62
       24.81 - 27.68                               1,764                 25.80
                                   ---------------------
                                               1,254,328                 14.63
                                   =====================


In 1996, the Company adopted the disclosure-only option of FAS No. 123 for its stock option plans. As of December 31, 1996, the Company's employees held certain options in stock of the former parent that were converted to the Company's Common Stock in early 1997 (See Note 14). For 1998 and 1997, had the compensation costs for stock options and the Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of FAS No. 123, the Company's net income and basic net income per share would have been reduced to the pro forma amounts indicated below:


                                                                                              DECEMBER 31,
                                                                                             --------------
                                                                                           1998         1997
                                                                                        ---------     ---------

MILLIONS
Net Earnings (Loss)
     As reported......................................................................    $   66       $   (48)
     Pro forma........................................................................        60           (53)

Basic Net Earnings (Loss) per share
     As reported......................................................................    $ 1.91       $ (1.39)
     Pro forma........................................................................      1.74         (1.53)
Diluted Net Earnings (Loss) per share
     As reported......................................................................    $ 1.85       $ (1.39)
     Pro forma........................................................................      1.69         (1.53)


All options issued by the Company were issued at the estimated fair value in effect at the date of issuance, vest ratably over the applicable vesting period, and expire ten years after the grant date with the exception of one plan under which the options vest two years after the award date. The fair value for options granted in 1998 and 1997 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of .48% and .66% in 1998 and 1997, respectively; expected volatility of 25% in both 1998 and 1997; risk-free interest rates ranging from 4.6% to 5.4% in 1998 and 5.7% to 6.5% in 1997; and, expected life of one year after the vesting period for both 1998 and 1997. The assumptions used for the fair value of the employee purchase rights from the Employee Stock Purchase Plan are the same as above with the exception that the dividend yield calculated at the date of grant is .48% and 1.09% for 1998 and 1997, respectively, and the average life of each purchase right was assumed to be 90 days for both years.

12. EARNINGS PER COMMON SHARE

In 1997, the Company adopted FAS No. 128, "Earnings per Share". Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is calculated based on the basic weighted average number of common shares outstanding, plus additional shares representing stock distributable under stock-based plans computed using the treasury stock method. Because 1997 results reflect a loss, basic and diluted earnings per share are calculated based on the same weighted average number of shares outstanding. There were no stock options and other common stock equivalents for 1996. Since the Company was a wholly-owned subsidiary of its former parent prior to the spinoff, there are no comparable shares outstanding for the period before the spinoff.


                                                                       FOR THE YEAR ENDED 1998
                                                                  -----------------------------
                                                              NET                           PER SHARE
                                                            EARNINGS         SHARES           AMOUNT
                                                            --------         ------         --------

MILLIONS, EXCEPT FOR SHARES AND PER SHARE DATA
BASIC EARNINGS PER SHARE
Income available to common stockholders                    $      66       34,677,706       $    1.91
                                                                                            =========

Stock Options and Other Common
     Stock Equivalents                                             -        1,116,384
                                                           ---------      -----------

DILUTED EARNINGS PER SHARE
Income available to common stockholders                    $      66       35,794,090       $    1.85
                                                           =========      ===========       =========



13. COMMITMENTS AND CONTINGENCIES

GOVERNMENT CONTRACTING

As a general practice in the defense industry, the Defense Contract Audit Agency (the "DCAA") and other government agencies continually review the cost accounting and other practices of government contractors, including the Company, conduct other investigations, and make specific inquiries. In the course of those reviews and investigations, cost accounting and other issues are identified, discussed and settled, or resolved through legal proceedings. In some cases, recognition of the vagaries of litigation results in management deciding to settle a matter irrespective of the merits of the Company's position.

As with other government contractors, the U.S. Government has from time to time recommended that certain of the Company's contract prices be reduced, or costs allocated to its government contracts be disallowed. Some of these recommendations involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, the Company has on occasion agreed to adjustments to its contract prices and the costs allocated to its government contracts. The Company is currently involved in several such audit and other investigative proceedings with the U.S. Government. The Company is also engaged in settlement discussions on certain matters and has filed a lawsuit concerning certain cost accounting issues.

During 1996, 1997, and 1998 the Company and its former parent received letters from the DCAA inquiring about certain aspects of the spinoff, including the disposition of the former parent's retirement plan (the "FPRP"), which covers salaried employees of the Company. Negotiations with the U.S. Government resulted in a settlement of FPRP issues in January 1999. The settlement did not have a material impact on the Company's financial position or results of operations.

As previously reported, the DCAA conducted a post-award audit of the contract to build the aircraft carrier REAGAN. In April 1998 the DCAA issued its official audit report ("Audit Report") in which it concluded that the cost or pricing data supplied by the Company to the U.S. Navy was not current, accurate, and complete and, therefore, that projected labor and overhead costs were overstated for the REAGAN contract. Accordingly, the DCAA recommended to the U.S. Navy's contracting officer that the contract price for REAGAN be reduced.

The Company disagrees with the conclusions of the Audit Report and the DCAA's recommendation to the contracting officer. Management believes that the Company has substantial and meritorious grounds on which to contest any action by the U.S. Navy seeking to reduce the REAGAN contract price and intends to pursue its defenses to any attempt by the U.S. Navy to make such a reduction.

In addition to the DCAA audit, a civil investigation, also focused on the cost or pricing data that the Company supplied to the U.S. Navy in connection with the REAGAN contract, is being conducted jointly by the Department of Defense, the Department of Justice, the U.S. Attorney's Office for the Eastern District of Virginia, and the Naval Criminal Investigative Service. Management believes the Company complied with all applicable laws.

During the first quarter of 1999, the Company received a letter from the U.S. Navy Supervisor of Shipbuilding forwarding a DCAA final audit report questioning costs allocated and billed to U.S. Government contracts as Independent Research and Development ("IR&D"). A draft DCAA audit report issued in 1998 had questioned the appropriateness of accounting for those costs as IR&D and alleged such treatment was not in compliance with two Cost Accounting Standards ("CAS"). The letter requested additional comments regarding why NNS considers the existing cost accounting practice to be CAS compliant. The Company anticipates providing such comments in the second quarter of 1999.

Although the ultimate outcome of these issues cannot be predicted, should a successful claim be made in any such matter, it could entail an amount material to the Company's financial position and results of operations; however, based on the Company's present understanding of the claims the U.S. Government might assert, and defenses believed to be available in connection with the REAGAN contract matter, management believes that the final resolution of these matters will not have a material impact on the financial position or results of operations of the Company. Management continues to assess the IR&D matter and believes, based on current information, that it would be premature to express any opinion as to whether or not the eventual outcome may have a material impact on the financial position or results of operations of the Company.

During 1997, the Company submitted a request for a Shipbuilding Capability Preservation Agreement pursuant to Section 1027 of the National Defense Authorization Act for the Fiscal Year 1998. This section enables the Company to recover from the U.S. Government a portion of certain indirect costs which would have been allocated to government contracts had commercial projects not been undertaken. During the second quarter of 1998, an agreement was reached with the U.S. Navy whereby the Company may recover $10 to $15 million of such costs by year-end 2000.

SIGNIFICANT ESTIMATES

From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine DOUBLE EAGLE product tankers. The first of the nine ships was delivered at the end of September 1997. In March 1998, the Company announced a revised strategy for this program that will result in only five of the remaining eight undelivered ships being built, after which the Company will withdraw from the market. As of December 31, 1998 and December 31, 1997, the cumulative provision for losses recorded on undelivered ships was approximately $80 million and $325 million, respectively. The Company recorded charges against earnings of approximately $207 million and $70 million in 1997 and 1996, respectively.

The first three of the five remaining ships were delivered during the fourth quarter of 1998. The Company delivered a fourth ship in February 1999. The final ship should be delivered by the middle of 1999. Estimates of cancellation charges and material disposition costs on the three canceled ships were revised downward by approximately $10 million during 1998. The Company intends to continue to review this program at the end of each quarter. There can be no assurance that the estimate of costs to be incurred on these contracts will not be revised at that time based on the facts then known to the Company.


LITIGATION

The Company is a defendant in matters of varying nature related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings should not have a material adverse effect on the financial position or results of operations of the Company.

CAPITAL COMMITMENTS

The Company estimates that expenditures aggregating approximately $18 million will be required after December 31, 1998, to complete facilities and projects authorized at such date, and substantial commitments have been made in connection therewith.

LEASE COMMITMENTS

The Company holds certain equipment under long-term operating leases. Future minimum lease payments under existing noncancelable operating leases as of December 31, 1998, are as follows:

                               YEAR                 PAYMENT
                               ----                 -------

                               1999              $  12 million
                               2000                 11 million
                               2001                  9 million
                               2002                  5 million
                               2003                  2 million
                            Thereafter               4 million
                                                 -------------
                                                 $  43 million
                                                 =============

Rent expense recognized for the years ended December 31, 1998, 1997, and 1996, was $19 million, $11 million, and $5 million, respectively.

OTHER COMMITMENTS

The Company's commitments under service agreements for hardware, software, and related services as of December 31, 1998 are as follows:

                               YEAR                 PAYMENT
                               ----                 -------

                               1999              $  23 million
                               2000                 23 million
                               2001                 22 million
                               2002                 22 million
                               2003                  7 million
                            Thereafter               3 million
                                                 -------------
                                                 $ 100 million
                                                 =============

14. TRANSACTIONS WITH FORMER PARENT COMPANY

CORPORATE DEBT AND INTEREST ALLOCATION

The historical practice of the Company's former parent was generally to incur indebtedness for its consolidated group at the parent company level. For financial reporting purposes, corporate debt of the former parent and its related interest expense was allocated to the Company generally based upon the ratio of the Company's net assets to the former parent's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 9.2% for 1996. Total pre-tax interest expense allocated to the Company in 1996 was $31 million.

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

EMPLOYEE BENEFITS

Certain employees of the Company participated in the employee stock ownership and employee stock purchase plans offered by its former parent prior to the spinoff. The employee stock ownership plan provided for grants of a variety of awards, including stock options and restricted stock to officers and key employees of the Company. The employee stock purchase plan allowed employees to purchase common stock of its former parent at a 15% discount subject to certain thresholds. In connection with the spinoff, all options held by employees of the Company were canceled as of December 11, 1996 and were replaced in January 1997 with approximately 2.1 million options granted under the Newport News Shipbuilding Inc. Stock Ownership Plan (See Note 11).

Had compensation expense for stock-based compensation been determined in accordance with FAS No. 123, based on fair value at the grant dates for awards under applicable plans, the Company's pro forma net earnings for the year ended December 31, 1996 would have been lower by approximately $3 million ($.09 per share).

The fair value of each option granted was estimated using the Black-Scholes option pricing model based on the following assumptions for grants in 1996: (i) risk free rate of 5.4%; (ii) expected lives of 5.0 years; (iii) expected volatility of 26.6%; and (iv) a dividend yield of 3.7%. The estimated weighted-average fair value per option granted to the Company's employees during 1996 was $10.75. See Note 11 for a discussion of the Company's Stock Compensation Plans.

Certain employees of the Company also participated in a pension plan provided by its former parent. Reference is made to Note 10 for a further discussion of the Company's pension plan.

ANCILLARY AGREEMENTS

In order to assist in the orderly transition of the Company to a separate, publicly held company, the former parent modified, amended or entered into certain contractual agreements with the Company in 1996. Such agreements include the tax sharing agreement discussed in Note 9, an employee benefits agreement, an insurance agreement, an administrative services agreement, and other ancillary agreements.

15. REPORTABLE SEGMENTS

The Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during 1998. FAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and services.

The Company's reportable operating segments include three areas involving U.S. Naval and commercial ships: (i) Construction; (ii) Fleet Services; and (iii) Engineering. Revenues from contracts with the U.S. Navy represent approximately 92%, 94%, and 94% of the Company's consolidated revenues for the years ended December 31, 1998, 1997, and 1996, respectively. Essentially all reportable segments operate out of the Company's facilities located in Newport News, Virginia.

The Company's reportable operating segments represent strategic initiatives supporting the entire lifecycle of U.S. Navy ships - Construction, Fleet Services, and Engineering, as well as a logical linking of similar contracts based on funding provisions. Engineering contracts generally receive funding on an annual basis, Fleet Services contracts typically span between one month to two years, and Construction contracts generally span a period of two or more years. The reportable segments are managed separately because each business has differing customer requirements based on the nature of the services provided.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes and interest, not including nonrecurring gains and losses. A brief description of each reportable operating segment follows:

CONSTRUCTION

The Company's primary activity is constructing ships. Currently, the Company's major construction efforts include the aircraft carrier RONALD REAGAN, start-up of the new attack submarine construction program (the VIRGINIA class), and completion of the one remaining commercial product tanker (See Note 13).

FLEET SERVICES

The Company provides ongoing maintenance for the U.S. Navy's vessels through overhauling, refueling, and repair work. The Company possesses unique expertise in servicing nuclear naval systems, and believes it currently is the only non-government-owned shipyard capable of refueling nuclear-powered aircraft carriers. Additionally, the Company provides repair services for commercial vessels.

ENGINEERING

The Company provides engineering planning and design services primarily for U.S. Government customers. The Company maintains a stable level of funded engineering support contracts for the U.S. Navy. Support services provided by the Company include: new aircraft carrier research and development, aircraft carrier non-nuclear overhaul planning, reactor plant engineering, aircraft carrier engineering support, and training and logistics. The Company is a leader in aircraft carrier design, accounting for the majority of ship integration and related design development for the Naval Sea Systems Command ("NAVSEA").

INFORMATION ABOUT OPERATING EARNINGS AND ASSETS
FOR THE YEAR ENDED DECEMBER 31, (IN MILLIONS)


                                                                FLEET                            ALL
                                               CONSTRUCTION    SERVICES        ENGINEERING      OTHERS(1)   TOTAL
                                               ------------    ---------       -----------     ----------   -----
1998
----
Revenues....................................     $     833      $     720       $    282       $     27    $  1,862
Segment Operating Earnings..................            92             69             21             (7)        175
Segment Assets at December 31, 1998(2)......           119            107             27            224         477

1997
----
Revenues....................................     $     935      $     500       $    248       $     24    $  1,707
Segment Operating Earnings..................           (83)            50             19             (5)        (19)
Segment Assets at December 31, 1997(2)......            86             90             36            183         395

1996
----
Revenues....................................     $   1,029      $     625       $    194       $     22    $  1,870
Segment Operating Earnings..................            44             88             13             (5)        140
Segment Assets at December 31, 1996(2)......           156            137             40            127         460



1. Other business activities include industrial products, commercial nuclear activities including valve and pump repair and technical services, equity investments, and corporate activities.

2. As the Company has a fully integrated production facility, its fixed assets are commingled and not identified with specific profit centers. Therefore, segment assets consist only of accounts receivable ("A/R") and contracts in process ("CIP") balances applicable to identified segments.



A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS
FOR THE YEAR ENDED DECEMBER 31, (IN MILLIONS)


                                                                                1998         1997         1996
                                                                             ---------    ---------     --------

Revenues
--------
Total revenues for reportable segments...................................    $   1,835    $   1,683     $  1,848
Other revenues...........................................................           27           24           22
                                                                             ---------    ---------     --------
         Total consolidated revenues.....................................    $   1,862    $   1,707     $  1,870
                                                                             =========    =========     ========

Operating Earnings
------------------
Total operating earnings for reportable segments.........................    $     182    $     (14)    $    145
Other operating earnings.................................................           (7)          (5)          (5)
                                                                             ---------    ---------     --------
         Total consolidated operating earnings...........................    $     175    $     (19)    $    140
                                                                             =========    =========     ========

Assets
------
Total A/R and CIP for reportable segments................................    $     253    $     212     $    333
Other unallocated A/R and CIP............................................          224          183          127
Other unallocated amounts................................................        1,123        1,120        1,075
                                                                             ---------    ---------     --------
         Total consolidated assets.......................................    $   1,600    $   1,515     $  1,535
                                                                             =========    =========     ========

16. QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                      Earnings/                     Net Earnings/
                                                      Operating    (Loss) Before         Net        (Loss) Per Share
                                                                                                    ----------------
MILLIONS (EXCEPT SHARE AMOUNTS)        Revenues    Earnings (Loss)  Income Taxes   Earnings (Loss)   Basic  Diluted
                                       --------    ---------------  ------------   ---------------   -----  -------
1998
1st Quarter..........................    $   397     $    40           $   27         $    16       $  .46   $  .44
2nd Quarter..........................        466          42               28              16          .46      .45
3rd Quarter..........................        462          43               29              17          .47      .46
4th Quarter..........................        537          50               30              17          .52      .50


1997
1st Quarter..........................    $   403     $    35           $   22         $    13       $  .38   $  .38
2nd Quarter..........................        450          37               24              14          .39      .38
3rd Quarter..........................        423          16                2               1          .05      .04
4th Quarter..........................        431        (107)            (122)            (76)       (2.21)   (2.21)



17.  SUBSEQUENT EVENTS

NEWPORT NEWS SHIPBUILDING INC. AND AVONDALE INDUSTRIES, INC. PROPOSED MERGER

In January 1999, the Boards of Directors of Newport News Shipbuilding Inc. and Avondale Industries, Inc. approved and each company executed a definitive agreement to combine the two companies. The combined company would be named Newport News Avondale Industries Inc. The transaction is subject to approval by the shareholders of both companies, U.S. regulatory reviews, and other customary closing conditions, and is scheduled for completion in the second quarter of 1999. In February 1999, the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 cleared the proposed merger, satisfying one important condition to the closing of the transaction. It is anticipated that the transaction would be accounted for as a pooling-of-interests.

GENERAL DYNAMICS CORPORATION OFFER TO NEWPORT NEWS SHIPBUILDING, INC.

In February 1999, the Company received an offer from General Dynamics Corporation ("General Dynamics") proposing to pay $38.50 per share in cash for all of its outstanding shares, subject to various conditions including antitrust clearance from the appropriate regulatory authorities in the Departments of Justice and Defense. Under the terms of the proposed merger with Avondale Industries, the Company is not permitted to enter into a transaction with a party that has made a proposal to acquire Newport News unless, among other things, the Newport News Board of Directors has determined that the General Dynamics offer could result in a proposal superior to the proposed merger with Avondale.

In order for a proposal to be a superior proposal, the Board of Directors must determine that the transaction is both reasonably capable of being completed, taking into account legal, regulatory and other factors, and its financial and other terms are more favorable to Newport News and its shareholders. Given the potential regulatory issues concerning the proposed General Dynamics - Newport News combination, the Board of Directors could not determine that the General Dynamics proposal could result in a superior proposal to the Avondale transaction. At such time that the Department of Defense indicates that there is a reasonable likelihood that antitrust issues would not impede negotiations, the Board of Directors would then be prepared to evaluate the terms of the General Dynamics proposal, including the proposed price.

FORMATION OF BUSINESS PARTNERSHIP WITH SCIENCE APPLICATIONS INTERNATIONAL CORP ("SAIC")

In March 1999, the Company announced the formation of a worldwide business partnership with Science Applications International Corp. ("SAIC"). The partnership will involve a new limited liability company ("LLC") comprised of SAIC's subsidiary, AMSEC, and the Company's life cycle engineering department. The new organization will be named AMSEC LLC and will create a low cost fleet services organization capable of providing logistics and life cycle services for aircraft carriers, submarines, surface combatants, and amphibious and auxiliary ships from 20 locations, including every major U.S. Navy port. The new organization will employ approximately 1,500 current employees of AMSEC and the Company. The Company will own 45% and SAIC 55% of the new organization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth a list of the executive officers of Newport News Shipbuilding Inc. at March 1, 1999. Each such officer has served in the capacities indicated below with Newport News Shipbuilding Inc. (or, for periods prior to the spinoff, with the Company's former parent) since the dates indicated below. Unless otherwise indicated all offices held are with the Company.


                                                                                                 EFFECTIVE
NAME (AGE AT DECEMBER 31, 1998)         OFFICES HELD                                             DATE OF TERM
-------------------------------         ------------                                             ------------
William P. Fricks(54)..........    Chairman and Chief Executive Officer                           May 1998
                                   Chairman, President, and Chief Executive Officer               January 1997
                                   President and Chief Executive Officer                          November 1995
                                   President and Chief Operating Officer                          September 1994
Thomas C. Schievelbein(45).....    Executive Vice President - Operations                          October 1995
                                   Vice President - Human Resources and Administration            January 1995
                                   Vice President - Strategy and Naval Program Development        January 1994
                                   Vice President - Naval Marketing                               March 1993
                                   Director - Naval Marketing                                     March 1992
                                   Director - Marketing Field Office                              January 1990
David J. Anderson(49)..........    Senior Vice President and Chief Financial Officer              July 1996
Stephen B. Clarkson(61)........    Vice President - General Counsel and Secretary                 January 1991
William G. Cridlin, Jr.(52)....    Vice President and General Manager - Submarines                July 1998
                                   Vice President - Marketing                                     January 1995
                                   Vice President - Commercial Shipbuilding                       April 1992
Roger Eshelman(59).............    Vice President - Nuclear Engineering                           July 1998
                                   Director and Chief Nuclear Engineer                            January 1995
                                   Vice President - Naval Engineering                             March 1993
                                   Chief Engineer - Naval Engineering                             April 1992
Robert L. Gunter, Jr.(42)......    Vice President - Engineering                                   July 1998
                                   Vice President - Surface Ships                                 December 1997
                                   Director - Surface Ships                                       January 1997
                                   Program Director - Ship Repair & FF21 Program                  June 1995
                                   Program Director - FF21 Program                                December 1994
                                   Program Manager - Submarines                                   January 1994
                                   Engineering Manager - Attack Submarine Program                 April 1993
T. Michael Hatfield(52)........    Vice President - Corporate Communications                      October 1995
                                   Director - Public Relations                                    November 1993
Alfred Little, Jr.(52).........    Vice President - Human Resources and EH&S                      July 1996
Marc Y. E. Pelaez(52)..........    Vice President - Business & Technology Development             July 1998
                                   Vice President - Engineering                                   August 1996
C. Michael Petters(39).........    Vice President and General Manager - Aircraft Carriers         July 1998
                                   Vice President - Aircraft Carriers                             December 1997
                                   Director - Carrier Program                                     January 1995
                                   Manager - Strategy and Naval Program                           January 1994
John E. Shephard, Jr.(43)......    Vice President - Manufacturing and Materials                   July 1998
                                   Vice President - Manufacturing and Process Innovation          March 1997
                                   Vice President - Strategy and Process Innovation               October 1995
Patrick A. Tucker(51)..........    Vice President - Government Relations                          December 1996




George A. Wade(54).............    Vice President - Assembly, Test, and Trades                    July 1998
                                   Vice President - Submarines and Non-Nuclear Test               October 1995
                                   Vice President - Construction                                  January 1995
                                   Vice President - Submarines                                    March 1993
                                   Director - Submarine Construction                              April 1992
William B. Weaver, Jr.(53).....    Vice President - Planning and Facilities                       July 1998
                                   Director - Production/Resource Planning                        September 1996
                                   Director - Human Resources                                     January 1994
Charles P. Wingfield, Jr.(45)..    Vice President and Controller                                  July 1998
                                   Director - Operations Finance                                  May 1998
                                   Director - Corporate Finance                                   September 1996
                                   Controller & Treasurer                                         January 1995
                                   Controller                                                     March 1993
D. R. Wyatt(40)................    Treasurer                                                      September 1996
                                   Assistant Treasurer                                            August 1995
                                   Manager - Finance                                              April 1989




Each of the executive officers of the Company has been continuously engaged in the business of the Company, its affiliates or predecessor companies during the past five years except for:



NAME                               PREVIOUS EMPLOYMENT AND OFFICE HELD                           PERIOD
----                               -----------------------------------                           -------
David J. Anderson                  RJ Reynolds Corporation
                                   Executive Vice President and Chief Financial Officer          1991 to 1996

Alfred Little, Jr.                 Sun Company, Inc.
                                   Vice President - Human Resources                              1992 to 1996
                                   Director - Human Resources                                    1988 to 1992

Marc Y. E. Pelaez                  Rear Admiral United States Navy
                                   Chief of Navy Research                                        1993 to 1996

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
                                   Director - Federal Relations                                  1994 to 1996

                                   Counsel to Senator John Warner                                1993 to 1994

                                   Minority Staff Director and Counsel to the
                                   U.S. Senate Armed Services Committee                          1983 to 1993


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included under the caption "Compensation of Directors," and under the caption "Executive Compensation," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included under the caption "Security Ownership of Certain Beneficial Owners and Management," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included under the caption "Certain Transactions," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.


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

     3. Exhibits - See Index on PAGES 52 TO 55.

(b)  Reports on Form 8-K

     During the fourth quarter of the year ended December 31, 1998, the Company filed one Current Report on Form 8-K reporting the effect, in conjunction with applicable provisions under the Company's Amended and Restated Bylaws dated October 12, 1998, of the amendments to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, adopted in May 1998 by the Securities and Exchange Commission.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, NEWPORT NEWS SHIPBUILDING INC., A DELAWARE CORPORATION, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         NEWPORT NEWS SHIPBUILDING INC.

Date:  3/26/99                           By:   /s/ William P. Fricks
                                               ---------------------
                                                   William P. Fricks
                                                      Chairman and
                                                Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                               SIGNATURE                                     TITLE
                               ---------                                     ------


Date: 3/26/99         /s/ William P. Fricks               Chairman and
                         ----------------------------     Chief Executive Officer
                          William P. Fricks


Date: 3/26/99         /s/ David J. Anderson               Senior Vice President and
                          ----------------------------    Chief Financial Officer
                          David J. Anderson


Date: 3/26/99         /s/ Charles P. Wingfield, Jr.       Vice President and
                         -----------------------------    Controller
                          Charles P. Wingfield, Jr.

Date: 3/26/99         /s/ Gerald L. Baliles
                         -----------------------------    Director
                          Hon. Gerald L. Baliles

Date: 3/26/99         /s/ Leon A. Edney
                         -----------------------------    Director
                          Leon A. Edney, Admiral (Ret.)

Date: 3/26/99         /s/ Dr. William R. Harvey
                        ------------------------------    Director
                          Dr. William R. Harvey

Date: 3/26/99         /s/ Dana G. Mead
                        ------------------------------    Director
                          Dana G. Mead

Date: 3/26/99         /s/ Dr. Joseph J. Sisco
                        ------------------------------    Director
                          Dr. Joseph J. Sisco

Date: 3/26/99         /s/ Stephen R. Wilson
                        ------------------------------    Director
                          Stephen R. Wilson


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------

3.1 Restated Certificate of Incorporation of the Company dated as of December 11, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).


3.2 Amended and Restated By-laws of the Company dated as of October 12, 1998. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).

4.1 Specimen Certificate of the Company's Common Stock. (Incorporated herein by reference to the Company's Registration Statement on Form 10 dated October 30, 1996, as amended (Registration No. 1-12385)).


4.2 Form of Rights Agreement dated as of June 10, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent. (Incorporated herein by reference to the Company's Registration Statement on Form 8A, dated June 10, 1998, (File No. 001-12385)).

4.3 Form of Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of the Company. (Attached as Exhibit A to the Rights Agreement incorporated herein by reference as Exhibit 4.2 hereto).

4.4 Form of Right Certificate. (Attached as Exhibit B to the Rights Agreement incorporated herein by reference as Exhibit 4.2 hereto).

4.5 Certificate of Elimination of Newport News Shipbuilding Inc.'s Series A Participating Junior Preferred Stock. (filed in connection with the expiration of the Company's previous Rights Agreement), dated June 4, 1998 (Incorporated herein by reference to the Company's Registration Statement on Form 8A, dated June 10, 1998, (File No. 001-12385)).

4.6           Form of Senior Note issued on March 13, 1997 including Guarantees.
              (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

4.7 Form of Senior Subordinated Note issued on March 13, 1997 including Guarantees. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

4.8 Senior Note Indenture dated as of November 26, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)). Senior Subordinated Note Indenture dated as of November 26, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

4.10 First Supplemental Senior Note Indenture dated as December 11, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

4.11 First Supplemental Senior Subordinated Note Indenture dated as of December 11, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

4.12 Senior Notes Registration Rights Agreement dated as of November 26, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

4.13 Senior Subordinated Notes Registration Rights Agreement dated as of November 26, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

10.1 Distribution Agreement dated as of November 1, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

10.2 Amendment No. 1 to Distribution Agreement dated as of December 11, 1996 by and among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

10.3 Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1996, among El Paso Natural Gas Company, El Paso Merger Company and Tenneco Inc. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

10.4 Debt and Cash Allocation Agreement, dated as of December 11, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

10.5 Benefits Agreement, dated as of December 11, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

10.6 Insurance Agreement, dated as of December 11, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

10.7 Tax Sharing Agreement, dated as of December 11, 1996 among Tenneco Inc., the Company, New Tenneco Inc. and El Paso Natural Gas Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

10.8 First Amendment to the Tax Sharing Agreement, dated as of December 11, 1996 among Tenneco Inc., the Company, New Tenneco Inc., and El Paso Natural Gas Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997 as amended (Registration No. 333-20285)).

10.9* Subcontract EB-96-2100-010 between the Company and Electric Boat Corporation, a subsidiary of General Dynamics, Inc., concerning the construction of four Virginia Class attack submarines for the U.S. Navy (without schedules, appendices or exhibits thereto).

10.10 Award/Contract N00024-95-C-2106, issued by Naval Sea Systems Command to Newport News Shipbuilding for Aircraft Carrier CVN-76. (Incorporated herein by reference to the Company's Registration Statement on Form 10 dated October 30, 1996, as amended (Registration No. 1-12385)).

10.11*        Employment agreement dated February 4, 1999, between William P.
              Fricks and the Company.

10.12         Employment Agreement between the Company and Mr. David J.
              Anderson, Senior Vice President and Chief Financial Officer of the Company, dated June 1, 1998. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No. 1-12385)).

10.13         Employment Agreement between the Company and Mr. Thomas C.
              Schievelbein, Executive Vice President of the Company, dated June 1, 1998. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No. 1-12385)).

10.14         Newport News  Shipbuilding  Inc.  Stock  Ownership  Plan.
              (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).

10.15 Amendment No. 1 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of July 1, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).

10.16 Amendment No. 2 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of October 8, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).

10.17 Amendment No. 3 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of May 16, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).

10.18         1997 Stock Plan for Directors of Newport News  Shipbuilding Inc.
              and First Amendment. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).

10.19 Amendment No. 2 to 1997 Stock Plan for Directors of Newport News Shipbuilding Inc., effective as of October 9, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).

10.20         Deferred Compensation Plan for Non-employee Directors.
              (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).

10.21 Deferred Compensation Plan. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).

10.22* Newport News Shipbuilding Inc. Change in Control Severance Benefit Plan for Key Executives as Amended and Restated Effective March 23, 1999.

10.23         Newport News  Shipbuilding Inc. 1998 Stock Incentive Plan.
              (Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed on October 19 , 1998 (Registration No. 333-65877)).

10.24 Contract (N00024-94-C-2105) between the Company and the United States Navy for work necessary to prepare and make ready for the refueling, overhaul, alteration, repair, and maintenance of the USS Nimitz (CVN 68) and its reactor plants (without schedules, appendices or exhibits thereto). (Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No.1-12385)).

10.25 Modification No. P00016 of Contract (N00024-94-C-2105), effective April 16, 1998, between the Company and the United States Navy (without schedules, appendices or exhibits thereto). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No. 1-12385)).

10.26 Agreement and Plan of Merger dated as of January 19, 1999, among the Company, Ares Acquisition Corporation, a wholly-owned subsidiary of the Company, and Avondale Industries, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No.
              1-12385)).

10.27 Parent Stock Option Agreement dated as of January 19, 1999, between the Company and Avondale Industries, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).

10.28 Company Stock Option Agreement dated as of January 19, 1999, between Avondale Industries, Inc. and the Company (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).

10.29* Third Amendment to the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc.

10.30* First Amendment to the Newport News Shipbuilding Inc. Deferred Compensation Plan, effective December 15, 1998.

10.31* Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan, effective as of January 1, 1998.

10.32* First Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan for Nonemployee Directors.

10.33*        Newport News Shipbuilding Inc. Supplemental Executive Retirement
              Plan

10.34* First Amendment to Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan.


21.1*         Subsidiaries of the Registrant.

24.1*         Powers of Attorney.

27.1*         Financial Data Schedule.

*    Filed herewith.


Exhibits 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20,
10.21, 10.22, 10.23, 10.29, 10.30, 10.31, 10.32, 10.33, and 10.34 hereto constitute management contracts or compensatory plans or arrangements within the meaning of Item 14(a)(3) of Form 10-K.