Form 10-K/A
period 1998-12-31
NEWPORT NEWS SHIPBUILDING INC
filed 1999-04-30
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-12385

                         NEWPORT NEWS SHIPBUILDING INC.
             (Exact name of registrant as specified in its charter)

Delaware                                              74-1541566
State or Other Jurisdiction of                        IRS Employer
Incorporation or Organization                         Identification No.

4101 Washington Avenue, Newport News, Virginia        23607
Address of Principal Executive Offices                Zip Code

        Registrant's Telephone Number, Including Area Code (757) 380-2000

                           --------------------------

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

                                 AMENDMENT NO. 1

The undersigned registrant hereby amends and restates its 1998 Annual Report on Form 10-K to include Part III; Items 11, 12, & 13

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
                                   Director - Federal Relations                                  1994 to 1996

                                   Counsel to Senator John Warner                                1993 to 1994

                                   Minority Staff Director and Counsel to the
                                   U.S. Senate Armed Services Committee                          1983 to 1993


ITEM 11.  EXECUTIVE COMPENSATION

Prior to the Spin-off, the business of the Company and its subsidiaries was owned and operated by Tenneco Inc. through its direct and indirect subsidiaries and, as such, the management of the Company was employed by Tenneco and/or its direct and indirect subsidiaries. The following Summary Compensation Table sets forth the remuneration paid by Tenneco and/or its direct and indirect subsidiaries prior to the Spin-off on December 11, 1996 and by the Company after that date (i) to the Chairman and Chief Executive Officer of the Company and
(ii) to each of the four other most highly compensated executive officers of the Company during the three fiscal years ended December 31, 1998.

SUMMARY COMPENSATION TABLE

                                                   Restricted   Securities  Long-Term         All
Name and Principal                                   Stock      Underlying  Incentive        Other
     Position        Year  Salary($)(a)  Bonus($)(a) Awards($)  Options/SAR  Payouts($)  Compensation
                                                                    (#)                     ($)(b)
-------------------  ----- --------     ----------- ---------- ----------   -------     ------------
William P. Fricks    1998  $540,000     $685,000           -      68,515         -      $109,850
Chairman and         1997  $525,000     $   -              -     272,187(d)      -      $ 68,836
Chief Executive      1996  $395,500     $230,000           -      30,000         -      $ 45,378
Officer


Thomas C.            1998  $365,000     $358,000           -      35,870         -      $ 84,860
Schievelbein         1997  $345,000     $ 83,000           -     125,934(d)      -      $ 43,169
Executive Vice       1996  $238,900     $109,000    $168,875(e)   14,000         -      $ 26,513
President

David J. Anderson    1998  $300,000     $300,000    $ 53,250(c)   25,390         -      $ 39,586
Senior Vice          1997  $270,000     $ 74,000           -      37,300         -      $ 34,652
President and        1996  $116,272(f)  $ 68,000           -           -         -      $    297
Chief Financial
Officer



Stephen B.           1998  $231,500     $156,000           -      16,685         -      $ 37,063
Clarkson             1997  $222,000     $ 56,000           -      60,514(d)      -      $ 30,491
Vice President,      1996  $206,565     $ 68,000    $ 86,850(e)    4,300         -      $ 13,595
General Counsel
and Secretary


Alfred Little, Jr.   1998  $231,500     $165,000           -      16,685         -      $ 42,452
Vice President,      1997  $218,000     $ 55,000           -      26,400         -      $ 22,693
Human Resources      1996  $ 93,912(f)  $149,000(g)        -           -         -      $    382
and EH&S

     (a) Includes amounts contributed to the Company's 401(k) and deferred compensation plans in the case of salary, and deferred compensation plans in the case of bonus.

     (b) Includes amounts attributable during 1998 to Company contributions to benefit plans and dividend equivalents paid or accrued on performance shares as follows:

        (1) Amounts contributed to 401(k) and deferred compensation plans on behalf of Messrs. Fricks, Schievelbein, Anderson, Clarkson, and Little were $74,967, $65,701, $24,856, $19,907, and $34,247, respectively.

        (2) Amounts imputed as income for federal income tax purposes under the Company's group life insurance plan for Messrs. Fricks, Shievelbein, Anderson, Clarkson, and Little were $8,379, $44,117, $5,046, $10,657 and $1,706, respectively.

        (3) Dividend  equivalents paid or accrued on performance  shares held by
        Messrs.  Fricks,  Schievelbein,   Anderson,  Clarkson  and  Little  were
        $26,504, $15,042, $9,684, $6,499, and $6,499, respectively.

     (c) Mr. Anderson was granted 2,000 restricted shares during 1998. Restrictions lapse after three years of continued employment from date of grant. As of December 31, 1998, Mr. Anderson held 2,000 restricted shares with a value of $66,875.

     (d) Includes options exchanged for previously held Tenneco options granted prior to the Spin-off.

     (e) Includes the dollar value of grants of restricted stock made pursuant to Tenneco restricted stock plans based on the price of the common stock of Tenneco on the date of grant. All grants of Tenneco restricted stock vested on November 1, 1996.

     (f) Messrs. Anderson and Little joined the company in 1996. The amount reported reflects less than a full year's compensation.

     (g) Includes a one-time payment of $65,000 in connection with Mr. Little's acceptance of employment with the Company.

OPTION GRANTS IN 1998

The following table sets forth the number of stock options to acquire Newport News Shipbuilding Common Stock that were granted in 1998 to the following persons named in the Summary Compensation Table. The Company has not granted any SAR's.

                                                                                      Potential Realizable Value
                                           INDIVIDUAL GRANTS(a)                         at Assumed Annual Rates
                       ------------------------------------------------------------         of Stock Price
                        Number of   % Of Total                                          Appreciation for Option
                       Securities     Options                                                    Term
                       Underlying    Granted to       Exercise or                      --------------------------
                        Options     Employees in      Base Price
       NAME             Granted(#) Fiscal Year(b)    Per Share      Expiration Date        5%            10%
William P. Fricks        68,515        10.99%          $24.812            1/1/08       $1,069,118    $2,709,352
Thomas C. Schievelbein   35,870         5.75%          $24.812            1/1/08         $559,721    $1,418,441
David J. Anderson        25,390         4.07%          $24.812            1/1/08         $396,189    $1,004,020
Stephen B. Clarkson      16,685         2.68%          $24.812            1/1/08         $260,355      $659,790
Alfred Little, Jr.       16,685         2.68%          $24.812            1/1/08         $260,355      $659,790

     (a) All options vest ratably over three years beginning with the first anniversary of the original grant date.

     (b) Based on 623,663 options granted to all employees in 1998.

AGGREGATE OPTION EXERCISES IN 1998 AND 1998 YEAR-END OPTION VALUES

The following table provides information as to options exercised by each of the named executive officers of the Company during 1998, and the number of securities underlying unexercised options and the value of unexercised, in-the-money options at fiscal year-end. No options were exercised during 1998 by the individuals named in the Summary Compensation Table. The Company has not granted any SAR's.

                                                         Number of Securities
                                                        Underlying Unexercised       Value of Unexercised In--
                                                          Options at Fiscal             The-Money Options at
                           Shares                           Year-End(#)               Fiscal Year-End($)(a)
                        Acquired on       Value      --------------------------    -----------------------------
       NAME             Exercise(#)   Realized($)    Exercisable  Unexercisable    Exercisable     Unexercisable
       ----             ------------  ------------   -----------  -------------    -----------     -------------
William P. Fricks           --            --           165,800       174,902       $3,137,412        $2,566,794
Thomas C. Schievelbein      --            --            71,345        90,459       $1,338,461        $1,322,559
David J. Anderson           --            --            12,433        50,257         $229,233          $677,486
Stephen B. Clarkson         --            --            38,167        39,032         $715,446          $557,990
Alfred Little, Jr.          --            --             8,800        34,285         $162,250          $468,416

     (a) The values shown equal the difference between the exercise price of unexercised in-the-money options and the average of the high and low trading prices of Newport News Shipbuilding Common Stock on December 31, 1998. Options are in the money if the fair market value of the Common Stock exceeds the exercise price of the option.

LONG-TERM INCENTIVE PLAN PERFORMANCE SHARE AWARDS IN 1998

The following table shows the value of performance shares granted during 1998 under the Newport News Shipbuilding Stock Ownership Plan that are earned pro rata, based on the achievement of specified share price targets over a three year performance period.

                           Number of           Performance or
                        Shares, Units or     Other Period Until
                         Other Rights          Maturation or       Threshold Target($)    Maximum Target($)
        Name                  (#)                  Payout             $30 Per Share       $40 Per Share(a)
        ----            ----------------     -----------------     --------------------   -----------------
William P. Fricks           51,385               3 years               $1,541,550            $2,055,400
Thomas C. Schievelbein      25,110               3 years                 $753,300            $1,004,400
David J. Anderson           17,775               3 years                 $533,250              $711,000
Stephen B. Clarkson         10,845               3 years                 $325,350              $433,800
Alfred Little, Jr.          10,845               3 years                 $325,350              $433,800

     (a) Earned shares will be paid in stock, cash or a combination, at the Compensation Committee's discretion. No shares earned will vest before the expiration of three years from the grant date (1/2/98). During this three-year period, the awards are subject to forfeiture, should the named executive officer cease to be employed by the Company, or one of its subsidiaries, other than as a result of death, disability or retirement. The three-year performance period during which the awards may be earned ends on 1/1/2000 whether or not stock price objectives were achieved. Dividend equivalent payments made on unvested awards during 1998 are included in the named executive officers' other compensation for 1998. Awards do not entail voting rights.

The following table shows the threshold, target and maximum number of shares of Newport News Shipbuilding Common Stock, which can be earned, based on performance shares granted during 1998. The number of shares earned depends upon the achievement of earnings per share objectives.

                                         Performance or
                          Number of       Other Period
                       Shares, Units or      Until                 Estimated Future Payouts
                        Other Rights      Maturation or   -------------------------------------
Name                        (#)             Payout(a)    Threshold(#)  Target(#)   Maximum(#)
----                   ----------------   -------------  ------------- ----------  -----------
William P. Fricks         20,150            3 Years         6,045        20,150      40,300
Thomas C. Schievelbein    10,550            3 Years         3,165        10,550      21,100
David J. Anderson          7,470            3 Years         2,241         7,470      14,940
Stephen B. Clarkson        4,910            3 Years         1,473         4,910       9,820
Alfred Little, Jr.         4,910            3 Years         1,473         4,910       9,820

     (a) 1/2/98 through 12/31/2000.

  The following table shows the value of performance-accelerated restricted shares granted during 1998 under the Newport News Stock Ownership Plan. The performance-accelerated restricted shares vest if an established stock price target is attained prior to the expiration of a specified performance period and if the holder of these restricted shares has continued employment for at least two years from the date of grant. If this threshold target is not attained during the performance period, the holder will vest after three years of continued empoyment from the date of grant



                   Number of Shares,  Performance or Other
                   Units or Other     Period Until              Threshold Target ($)
Name               Rights (#)         Maturation Or Payout (a)  $26 per Share (b)
----               ----------------   ------------------------  -----------------
William P. Fricks  20,600             3 Years                   $535,600


(a) January 28, 1998 through March 13, 2001

(b) The stock price objective is attained if the average closing price of Newport News common stock is equal to or exceeds $26.00 per share for any ten consecutvie trading days during the period January 28, 1998 through March 13, 2001.

PENSION PLAN TABLE

The following table sets forth the aggregate estimated annual benefits payable upon normal retirement pursuant to the Company's Retirement Plan (the "Retirement Plan"), and certain non-qualified structures. The Company has adopted non-qualified structures to provide employees with the benefits that would be provided under the Retirement Plan but for applicable legal limits. The numbers set forth in the following table assume payments under those structures.

                                 Years of Credited Participation
            ----------------------------------------------------------------------------
Remuneration    5          10         15        20         25         30         35
----------------------------------------------------------------------------------------
$  200,000   $15,700   $ 31,400   $ 47,100   $ 62,900  $ 78,600   $ 94,300    $110,000

   300,000    23,600     47,100     70,700     94,300   117,900    141,400     165,000

   400,000    31,400     62,900     94,300    125,700   157,100    188,600     220,000

   500,000    39,300     78,600    117,900    157,100   196,400    235,700     275,000

   600,000    47,100     94,300    141,400    188,600   235,700    282,900     330,000

   700,000    55,000    110,000    165,000    220,000   275,000    330,000     385,000

   800,000    62,900    125,700    188,600    251,400   314,300    377,100     440,000

   900,000    70,700    141,400    212,100    282,900   353,600    424,300     495,000

 1,000,000    78,600    157,100    235,700    314,300   392,900    471,400     550,000

 1,100,000    86,400    172,900    259,300    345,700   432,100    518,600     605,000

 1,200,000    94,300    188,600    282,900    377,100   471,400    565,700     660,000

 1,300,000   102,100    204,300    306,400    408,600   510,700    612,900     715,000

 1,400,000   110,000    220,000    330,000    440,000   550,000    660,000     770,000

 1,500,000   117,900    235,700    353,600    471,400   589,300    707,100     825,000

The benefits set forth above are computed as a straight life annuity and are based on years of credited participation in the Retirement Plan and the employee's average base salary during the final five years of credited participation in the Plan; such benefits are subject to an offset for benefits accrued under the Company's former parent's retirement plan but are not subject to any deduction for Social Security. The estimated credited years of participation for Messrs. Fricks, Schievelbein, Anderson, Clarkson, and Little are 36, 10, 9, 7 and 11, respectively.

Messrs. Fricks, Schievelbein and Anderson have employment agreements that provide retirement benefits based on the average of their base salary and bonuses during the term of the agreement.

COMPENSATION OF DIRECTORS

All directors who are not also employees of the Company are paid a director's fee of $28,000 per annum, $12,500 in cash and the remainder in restricted shares of Company Common Stock, and an attendance fee of $1,250, plus expenses, for each meeting of the Board of Directors and an attendance fee of $1,000, plus expenses, for each committee meeting attended. Each director who serves as chairman of a committee of the Board is paid an additional fee of $3,000 per annum per chairmanship.

Directors who are not also employees of the Company each receive an initial grant of 2,000 stock options and an additional 2,000 stock options annually. Directors who are not also employees of the Company each receive a one-time grant of 1,000 shares of restricted stock upon joining the Board.

EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company has an employment agreement with Mr. Fricks for a term ending December 12, 1999. Effective January 1, 1999, Mr. Fricks will receive annual compensation of not less than $560,000, subject to such adjustments as may, from time to time, be approved by the Compensation Committee of the Board of Directors, and annual financial planning services and retirement and other benefits. The agreement provides that, upon Mr. Fricks' separation from the Company, he will receive career transition assistance of up to $75,000. Upon involuntary termination, or if the term of the agreement is not extended, the Company will pay Mr. Fricks a severance benefit in an amount equal to three times the sum of his then-current base salary and the greater of (a) his target bonus for the calendar year in which termination occurs or (b) his most recent awarded bonus.

Subject to approval of the Board of Directors, Mr. Fricks' outstanding restricted stock, stock option and performance share awards will vest and/or become exercisable in the event of his involuntary termination or, if the term of the agreement is not extended. The agreement includes a supplemental executive retirement plan (SERP) which provides for certain retirement benefits.

The Company also has employment agreements with Messrs. Schievelbein and Anderson for three-year terms commencing June 1, 1998. Effective January 1, 1999, Messrs. Schievelbein and Anderson will receive annual compensation of not less than $381,000 and $330,000, respectively, subject to adjustments as may, from time to time, be approved by the Compensation Committee of the Board of Directors, and annual financial planning services and retirement and other benefits. The agreements provide that upon separation from the Company, Messrs. Schievelbein and Anderson will each receive career transition assistance of up to $50,000. Upon involuntary termination, or if the terms of their agreements are not extended, the Company will pay Messrs. Schievelbein and Anderson a severance benefit in an amount equal to two times the total cash compensation (base salary plus targeted bonus) in effect on the date of termination.

In addition, subject to the approval of the Compensation Committee of the Board of Directors, outstanding restricted stock, stock option and performance share awards held by Messrs. Schievelbein and Anderson will vest and/or become exercisable in the event of their involuntary termination, or if the terms of their agreements are not extended. The agreements also include a supplemental executive retirement plan (SERP) which provides for certain retirement benefits.

The Company has established a severance plan for the benefit of certain employees and officers whose positions are terminated under certain circumstances following a change in control of the Company. Under the severance plan, key executives of the rank of Senior Vice President and above, as well as certain other officers, would receive three times the sum of their annual salary and the greater of their average bonus awards, together with any special awards, over the last three years or their targeted bonus in effect at the time of the change in control, if they are terminated within three years of a change in control. Certain other key employees would receive two times the sum of their annual salary and the greater of their average bonus awards, together with any special awards, over the last three years or their targeted bonus in effect at the time of the change in control, if they are terminated within three years of a change in control.

NEWPORT NEWS SHIPBUILDING INC. BOARD COMPENSATION AND BENEFITS COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation and Benefits Committee (the "Compensation Committee") of the Board of Directors, which consists entirely of non-employee directors, provides the following report on executive compensation. Under the Compensation Committee's supervision, the Company has developed and implemented the executive compensation philosophy, policies, plans, and programs described below.

COMPENSATION PHILOSOPHY

The Company has established a basic philosophy for executive compensation to reward executives primarily based upon their ability to improve the financial performance of the Company and increase shareholder value. The Compensation Committee believes this pay-for-performance philosophy will appropriately link the interest of executives with those of stockholders.

Accordingly, the Company's executive compensation program has been structured to:

   o Align the total compensation paid to the Company's executives with the Company's business goals, including (but not limited to) operating income, cash flow, earnings per share, stock price growth, business development, quality of earnings, EEO, leadership development, and health, safety, and environmental.

   o Reinforce a pay-for-performance culture through significant short- and long-term incentives. Performance-based pay constitutes the significant majority of compensation opportunities available to all of the Company's senior executives. For performance above target, executives have significantly higher award opportunities. For performance below target, award opportunities are significantly reduced and below certain levels, no award may be earned. Greater emphasis is placed on incentives which reward executives for sustained long-term performance.

   o Strengthen the linkage between stockholders' and executives' interests through stock-based incentives and stock ownership requirements. A significant portion of each executive's on-going compensation will be derived from stock-based compensation, including stock options and performance shares, which require stock price growth and/or achievement of earnings per share growth before any value is received by executives. Additionally, each executive is required to achieve and maintain certain stock ownership levels, which vary with executive level. These stock-based incentives also contain vesting requirements, which aid in the retention of key executive talent.

   o Attract and retain high quality executive talent by providing competitive total compensation. The on-going compensation program provides total compensation levels at market medians (50th percentile) when the Company achieves targeted performance objectives. However, Company performance above established performance objectives can result in a total compensation package that is above market medians. Conversely, Company performance below established performance objectives can result in a total compensation package significantly below market medians.

   Under this structure, the Company's executive compensation program has been designed to provide compensation from three primary sources -- base salary, annual cash incentive awards, and long-term, stock-based incentive awards, such as stock options and performance shares. The following is a description of each of the components of the program.

BASE SALARY

The Compensation Committee reviews annually base salaries for senior executives. The Company's annual salary plan is based on (i) the executive's performance against objectives, (ii) demonstration of leadership competencies, (iii) judgments as to the executive's past and expected future contributions to the Company and (iv) market survey data for comparable positions. Salary recommendations for senior executives are developed under the direction of the Chief Executive Officer and approved by the Compensation Committee. However, the base salary of the Chief Executive Officer is set by the Compensation Committee alone.

The information on competitive market salaries is provided to the Compensation Committee with the assistance of an independent executive compensation consultant. Survey data is derived from a sample of similarly sized organizations within the same or highly related industries (the "Comparator Group"). The Comparator Group consists of organizations within the shipbuilding, defense, and heavy manufacturing industries. The companies comprising the Comparator Group are not necessarily the same companies in the peer group indices in the performance graph included in this proxy statement. Such indices are intended to provide a relative comparison of the Company's total return to shareholders and are not necessarily indicative of the Company's market for executive talent.

In keeping with the Company's performance-based compensation philosophy, including more emphasis on variable than fixed pay, salaries for the Company's senior executive officers, including the named executives, are at or below market medians (50th percentile) for similar positions at companies of similar size in the Comparator Group.

ANNUAL INCENTIVES

Annual incentive plan opportunities (targets) are also established using market survey data. The Company's Annual Incentive Plan provides that Company executives will receive cash payments from the Plan if they meet specified performance goals. These goals will typically consist of (but not be limited to) one or more of the following financial measures: operating income, operating cash flow, earnings per share, return on equity, return on investment, and net income. Larger payouts may be earned if Plan goals are exceeded. Conversely, smaller payouts (or no payout) may be earned if Plan goals are not met.

In addition, the level of awards indicated by achievement of financial goals can be adjusted, upward or downward, based on the Company's performance related to other important business objectives including health and safety, equal employment opportunity, environmental, leadership development, business development and quality of earnings.

The Compensation Committee is responsible for establishing performance measures and performance targets at the beginning of each year, for evaluating performance against these targets, and for determining awards earned under the Plan, as well as specific award levels for senior executives. Individual incentive awards are based on Company performance against targets, both financial and non-financial, and evaluations of individual performance.

For 1998, the principal financial measures were operating income (weighted 70%) and operating cash flow (weighted 30%). Actual performance exceeded budgeted performance for 1998 resulting in awards to executives, including all named executives, at levels ranging from 25% to 55% above targeted levels.

LONG-TERM INCENTIVES

The Company's long-term, stock-based incentive plan is designed to align a significant portion of the executive's total compensation with stockholder interests. The Stock Ownership Plan, and its successor Stock Incentive Plan, provides the flexibility to grant long-term incentives in a variety of forms, including stock options, performance shares, restricted stock, stock appreciation rights, and other stock-based incentive vehicles. Periodically, the Compensation Committee establishes the types and levels of long-term incentives it believes are most likely to support the achievement of the Company's performance and total compensation objectives. At increasing levels of executive responsibility, it is the Compensation Committee's intent that executives derive a larger percentage of total compensation from long-term, stock-based incentive vehicles.

For 1998, long-term incentives were provided through a combination of stock options and performance shares. Incentive opportunities were graduated by executive level. Earnings per share ("EPS") was the performance measure for determining actual performance share awards earned under the Plan. Payout levels are based upon performance against EPS goals over a three year period. Larger payouts are earned if EPS goals are exceeded. Conversely, smaller payouts (or no payout) may be earned if EPS goals are not met. Based on the Company's actual EPS for 1998, performance exceeded target for the 1997 grant and approximated target for the 1998 grant.

The number of options and performance shares granted to each executive was based on a review of the grant levels and practices for a Comparator Group of publicly traded organizations of comparable size operating in similar industries. Based on the Company's pay philosophy, the opportunities for the Company's executive officers are targeted somewhat above the median of the market.

In consideration of its need to retain and provide incentive to key executives and to strengthen the link between executive and stockholder interests, in 1998 the Company granted additional performance shares to key executives, including the CEO. The grant has a minimum vesting period of three years. Beyond that minimum, vesting is linked to stock price performance, and no vesting occurs unless stock price targets are achieved.

EXECUTIVE STOCK OWNERSHIP

The Compensation Committee believes that stockholder interests are enhanced through executive stock ownership. Accordingly, the Compensation Committee has established stock ownership requirements for its key executives. The share requirements are defined as a multiple of each executive's base salary. The multiple varies with level of executive responsibility from four times base salary at the highest executive level ("CEO") to one times base salary at the lowest executive level. As of December 31, 1998, all of the named executive officers included in the Summary Compensation Table have met and exceeded established requirements.

CEO COMPENSATION

The Compensation Committee established the compensation level for Mr. Fricks using data for CEOs in the Comparator Group as a benchmark. The Compensation Committee set Mr. Fricks' cash compensation opportunities (salary plus annual incentive) below the market median while correspondingly setting long-term, stock-based compensation opportunities at a level above the market median. This approach corresponds to the Company's stated philosophy of emphasizing performance-based pay over fixed pay. Total compensation opportunities approximate the market median. Annually, Mr. Fricks will be entitled to receive compensation under the Annual Incentive Plan and stock-based incentive grants consistent with the provisions of the Stock Ownership Plan.

For 1998, the Committee increased Mr. Fricks' salary to $540,000, which was a 2.9% increase from his $525,000 salary in 1997. Mr. Fricks' base salary was increased by the Committee from $540,000 to $560,000 (3.7%), effective January 1, 1999. These increases are significantly below the average for his peers in the "Comparator Group" and, in percentage terms, are below the average merit increases received by other salaried employees in 1998 and 1999.

In recognition of exceptional Company performance in 1998, Mr. Fricks received an annual incentive award of $685,000. In 1997, because of the Company's restated financial performance and in connection with the Company's decision to exit the commercial shipbuilding business, Mr. Fricks elected to forego his entire annual incentive award, even though an award would have been earned under the provisions of the Plan.

Mr. Fricks was also granted 20,600 shares of performance-accelerated restricted stock. The award was made to complete the Stock Incentive Grant approved in 1997 in connection with the Company's spin-off from Tenneco. The vesting period of the 1998 award was extended by one year beyond the vesting period of the original 1997 award to strengthen the retention potential of the grant. The award also provides for earlier vesting if an additional stock price target is achieved, thereby strengthening the performance-based nature of the award.

$1 MILLION TAX LIMITATION

The Internal Revenue Code of 1986, as amended, provides that a publicly-owned corporation may not deduct compensation in excess of $1 million per year paid to a corporation's Chief Executive Officer or other named executives, subject to certain exceptions. One exception is for performance-based compensation that satisfies certain conditions of Section 162(m) of the Code.

The Company, desiring both to compensate its executives competitively and to protect its tax deduction for compensation, has elected to use certain stock-based incentives (i.e., stock options and performance shares) that qualify as "performance-based compensation." These incentives qualify as "performance-based compensation" because their value to the executive is determined by either increases in the Company's stock price alone or in combination with the achievement of objective performance goals. The Company does not expect any compensation to be non-deductible for Federal Income Tax purposes.

The Compensation Committee believes the overall design of the compensation program appropriately links executive and stockholder interests. The Compensation Committee will regularly evaluate the program to ensure continued future alignment.

                                       COMPENSATION AND BENEFITS COMMITTEE

                                                          Joseph J. Sisco --
                                                          Chairman
                                                          Dana G. Mead
                                                          Stephen R. Wilson

PERFORMANCE GRAPH

The following graph presents a comparison of the cumulative total stockholder return for calendar years ended December 31, 1997 and 1998 as compared to the Standard & Poors 400 Midcap Stock Index and the Standard & Poors Aerospace/Defense 500. The Company is a component of both indices. These figures assume that all dividends paid over the performance period were reinvested, and that the starting value of each index and the investment in the Company Common Stock was $100 on December 31, 1996. The graph is not, and is not intended to be, indicative of future performance of Company Common Stock. Performance for years prior to 1997 are not shown, because until December 11, 1996, the Company was a wholly-owned subsidiary of Tenneco Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG NEWPORT NEWS SHIPBUILDING INC.,
                      S&P MIDCAP AND S&P AEROSPACE/DEFENSE

                                    [GRAPH]

Newport News Shipbuilding      $100      $171      $226
S&P Aerospace/Defense 500      $100      $103      $ 79
S&P 400 (Midcap)               $100      $132      $157

(1) Total return  equals stock price  appreciation  plus  reinvested  dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is the ownership, as of April 1, 1999 (except as otherwise stated), of the number of shares and percentage of Company Common Stock beneficially owned by (i) each director of the Company, (ii) each of the executive officers of the Company whose names are set forth on the Summary Compensation Table, (iii) all executive officers and directors of the Company as a group and (iv) all persons beneficially owning more than 5% of the outstanding Company Common Stock.

                                   Shares of the       Aggregate     Options for
                               Company Common Stock    Percentage      Company
                                      Owned(a)         Owned(b)      Common Stock
---------------------------------------------------------------------------------------
William P. Fricks...............  406,152 (c)(d)        1.16%           258,391
Hon. Gerald L. Baliles..........    4,363 (c)             *               1,665
Leon A. Edney, Admiral (Ret.)...    4,263 (c)             *               1,665
Dr. William R. Harvey...........    4,263 (c)             *               1,665
Dana G. Mead....................   20,780 (c)(e)          *               1,665
Dr. Joseph J. Sisco.............    5,362 (c)             *               1,665
Stephen R. Wilson...............    4,263 (c)             *               1,665
Thomas C. Schievelbein..........  185,954 (c)(d)          *             118,323
David J. Anderson...............   83,911 (c)(d)          *              33,329
Stephen B. Clarkson.............   96,067 (c)(d)          *              57,275
Alfred Little, Jr...............   50,953 (c)(d)          *              23,161
All directors and executive
 officers as a group
 (23 persons)................... 1,432,575 (c)(d)(e)    4.09%           849,428
First Manhattan Co.
 437 Madison Avenue
 New York, New York 10022....... 2,895,814 (f)          8.26%
Massachusetts Financial Services
 Company
 500 Boylston Street, 15th Floor
 Boston, Massachusetts 02116.... 4,431,029 (g)         12.63%
Perry Corp.
 599 Lexington Avenue, 36th Floor
 New York, New York 10022....... 2,049,300 (h)          5.84%
Neuberger Berman, LLC
 605 Third Avenue
 New York, New York 10158-3698.. 2,249,220 (i)          6.41%

     (a) Except as described in the notes below, each director, executive officer and 5% holder has sole voting and dispositive power over the shares beneficially owned, as set forth in this column.

     (b) Except as indicated, each person or group beneficially owns less than 1% of the outstanding Company Common Stock. Percentages are based on 35,068,024 shares of Company Common Stock outstanding as of April 15, 1999.

     (c) Includes options to acquire shares of Company Common Stock held by Messrs. Fricks, Baliles, Edney, Harvey, Mead, Sisco, Wilson, Schievelbein, Anderson, Clarkson and Little, which may be exercised on or before May 31, 1999, for 258,391, 1,665, 1,665, 1,665, 1,665, 1,665, 1,665, 118,323,
     33,329, 57,275, and 23,161 shares of Company Common Stock, respectively. All directors and executive officers as a group have options, which may be exercised on or before May 31, 1999, for shares of Company Common Stock.

     (d) Includes shares held under the Company's 401(k) plan. Shares in the Company's 401(k) plan held by Messrs. Fricks, Schievelbein, Anderson, Clarkson and Little were 10,654, 1,732, 1,122, 3,116, and 1,055, respectively. All directors and executive officers as a group held 40,845 shares in the 401(k) plan.

     (e) Includes shares held under the Tenneco Inc. 401(k) plan.

     (f) The number of shares owned is as reported in Schedule 13G filed by First Manhattan Co. with the Securities and Exchange Commission on February 11, 1999. First Manhattan Co. reported sole voting and dispositive power for 88,300 and shared voting power for 2,712,364 and shared dispositive power for 2,807,514 of the shares beneficially owned.

     (g) The number of shares owned is as reported in Schedule 13G filed by Massachusetts Financial Services Company with the Securities and Exchange Commission on February 11, 1999. Massachusetts Financial Services Company reported sole voting power for 363,829 and sole dispositive power for 431,029 of the shares beneficially owned.

     (h) The number of shares owned is as reported in Schedule 13G filed by Perry Corp. with the Securities and Exchange Commission on February 16, 1999. Perry Corp. and Richard C. Perry reported sole voting and investment power for all shares beneficially owned.

     (i) The number of shares owned is as reported in Schedule 13G filed by Neuberger Berman, LLC with the Securities and Exchange Commission on February 9, 1999. Neuberger Berman, LLC reported sole voting power for 905,220 and shared voting power for 1,326,600 such shares and shared dispositive power for all of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Governor Baliles, a director of the Company, is a partner in the law firm of Hunton & Williams. Hunton & Williams has provided legal services to the Company during the last two years.

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

     3. Exhibits - See Index on PAGES 64 TO 66.

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

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, NEWPORT NEWS SHIPBUILDING INC., A DELAWARE CORPORATION, HAS DULY CAUSED THIS AMENDMENT NO. 1 ON FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 NEWPORT NEWS SHIPBUILDING INC.

Date: 4/30/99                    By: /s/ William P. Fricks
                                    -----------------------------------------
                                             William P. Fricks
                                               Chairman and
                                          Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 ON FORM 10-K/A HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                       TITLE

/s/ William P. Fricks*                 Chairman and                Date: 4/30/99
-------------------------------        Chief Executive Officer
 William P. Fricks


/s/ David J. Anderson                  Senior Vice President and   Date: 4/30/99
-------------------------------        Chief Financial Officer
David J. Anderson


/s/ Charles P. Wingfield, Jr.          Vice President and          Date: 4/30/99
-------------------------------        Controller
Charles P. Wingfield, Jr.


/s/ Gerald L. Baliles*                 Director                    Date: 4/30/99
-------------------------------
Hon. Gerald L. Baliles


/s/ Leon A. Edney*                     Director                    Date: 4/30/99
-------------------------------
Leon A. Edney, Admiral (Ret.)


/s/ Dr. William R. Harvey*             Director                    Date: 4/30/99
-------------------------------
Dr. William R. Harvey


/s/ Dana G. Mead*                      Director                    Date: 4/30/99
-------------------------------
Dana G. Mead


/s/ Dr. Joseph J. Sisco*               Director                    Date: 4/30/99
-------------------------------
Dr. Joseph J. Sisco


/s/ Stephen R. Wilson*                 Director                    Date: 4/30/99
-------------------------------
Stephen R. Wilson


*Executed by the undersigned attorney-in-fact in the name and on behalf of the named executive and directors pursuant to powers of attorney filed as Exhibit
24.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-12385).


                         By: /s/ Peter A. V. Huegel
                            __________________________
                            Peter A. V. Huegel
                            Attorney-in-fact

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