Form 10-Q
period 1999-03-21
NEWPORT NEWS SHIPBUILDING INC
filed 1999-05-05
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 21, 1999

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

                                 (757) 380-2000
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value $.01 per share: 35,068,024 shares and associated preferred stock purchase rights as of April 15, 1999.

                                TABLE OF CONTENTS



                                                                           PAGE
Part I--Financial Information
    Newport News Shipbuilding Inc.
        Consolidated Statements of Earnings ............................      2
        Consolidated Balance Sheets.....................................      3
        Consolidated Statements of Cash Flows...........................      4
        Notes to Consolidated Financial Statements......................      5
        Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................      9

Part II--Other Information
    Item 1. Legal Proceedings...........................................     13
    Item 2. Changes in Securities and Use of Proceeds...................      *
    Item 3. Defaults Upon Senior Securities.............................      *
    Item 4. Submission of Matters to a Vote of Security Holders.........      *
    Item 5. Other Information...........................................      *
    Item 6. Exhibits and Reports on Form 8-K............................     13




*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.


THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1998.

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                        QUARTER ENDED
                                                              --------------------------------
                                                                 MARCH 21,         MARCH 22,
                                                                   1999              1998
                                                              --------------    --------------
MILLIONS (EXCEPT SHARES AND PER SHARE AMOUNTS)

REVENUES..................................................      $      430        $      397
OPERATING COSTS AND EXPENSES..............................           (386)             (358)
OTHER INCOME (EXPENSE), NET...............................               -                 1
                                                                ----------        ----------

OPERATING EARNINGS........................................              44                40
Interest Expense, net of interest capitalized.............            (12)              (13)
                                                                ----------        ----------

EARNINGS BEFORE INCOME TAXES..............................              32                27
Provision for Income Taxes................................            (14)              (11)
                                                                ----------        ----------

NET EARNINGS..............................................      $       18        $       16
                                                                ==========        ==========


Weighted Average Number of Common Shares Outstanding

    Basic.................................................      34,635,540        34,990,962
                                                                ==========        ==========

    Diluted...............................................      35,948,639        36,311,055
                                                                ==========        ==========

Net Earnings Per Common Share

    Basic.................................................      $      .52        $      .46
                                                                ==========        ==========

    Diluted...............................................      $      .50        $      .44
                                                                ==========        ==========

Dividends Declared Per Common Share.......................      $      .04        $      .04
                                                                ==========        ==========


The accompanying notes are an integral part of these consolidated statements of earnings. See Note 4 for information on reportable segments.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS


                                                              MARCH 21,          DECEMBER 31,
                                                                 1999                1998
                                                            --------------      --------------
                                                              (UNAUDITED)          (AUDITED)
MILLIONS (EXCEPT SHARE AMOUNTS)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents.................................     $      2            $     3
Accounts Receivable.......................................           96                143
Contracts in Process......................................          333                334
Inventory.................................................           53                 52
Deferred Income Taxes.....................................          102                116
Other Current Assets......................................           14                 12
                                                               --------            -------
Total Current Assets......................................          600                660
                                                               --------            -------

NONCURRENT ASSETS
Property, Plant and Equipment, net........................          747                763
Other Assets..............................................          179                177
                                                               --------            -------
Total Noncurrent Assets...................................          926                940
                                                               --------            -------
                                                               $  1,526            $ 1,600
                                                               ========            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade Accounts Payable....................................     $     84            $   129
Short-Term Debt...........................................           28                 38
Postretirement Benefits...................................          122                122
Other Accrued Liabilities ................................          230                229
                                                               --------            -------
Total Current Liabilities.................................          464                518
                                                               --------            -------

NONCURRENT LIABILITIES
Long-Term Debt............................................          525                591
Deferred Income Taxes.....................................          235                235
Other Long-Term Liabilities...............................           29                 24
Commitments and Contingencies (See Note 3)................
                                                               --------            -------
Total Noncurrent Liabilities..............................          789                850
                                                               --------            -------

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value -
    authorized 70,000,000 shares; issued 35,286,386 shares at
    March 21, 1999 and December 31, 1998..................            1                  1
Paid-In Capital...........................................          271                276
Retained Earnings/(Accumulated Deficit)...................           10                (7)
Unearned/Deferred Compensation............................          (4)                (4)
Stock Employee Compensation Trust (SECT)..................          (5)               (34)
                                                               --------            -------
Total Stockholders' Equity................................          273                232
                                                               --------            -------
                                                               $  1,526            $ 1,600
                                                               ========            =======



The accompanying notes are an integral part of these consolidated balance sheets. See Note 4 for information on reportable segments.

                        NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        QUARTER ENDED
                                                              --------------------------------
                                                                 MARCH 21,         MARCH 22,
                                                                   1999              1998
                                                              --------------    --------------
MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings................................................   $     18          $     16
Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities -
        Depreciation and Amortization.......................         15                16
        Deferred Income Taxes...............................         14                 5
        Changes in Components of Working Capital -
         Decrease (Increase) in -
           Accounts Receivable..............................         47                22
           Contracts in Process.............................          1               (63)
           Inventory  ......................................         (1)               (2)
           Other Current Assets.............................         (2)               (2)
         Increase (Decrease) in -
           Trade Accounts Payable...........................        (45)               (8)
           Accrued Liabilities and Other....................          -                25
        Other, net..........................................          6                16
                                                                 ------            ------
Net Cash Provided by Operating Activities...................         53                25
                                                                 ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures........................................        (1)               (1)
Other.......................................................          -              (12)
                                                                 ------            ------
Net Cash Used by Investing Activities.......................        (1)              (13)
                                                                 ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Revolving Credit Facility.......................       (66)                -
Payments on Short-Term Debt.................................       (10)               (1)
Issuance of SECT Shares/Common Stock........................        24                 4
Net Treasury Stock Purchases................................          -               (6)
Dividends Paid..............................................        (1)               (1)
                                                                 ------            ------
Net Cash Provided (Used) by Financing Activities............       (53)               (4)
                                                                 ------            ------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS.......        (1)                8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............         3                 3
                                                                 ------            ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................     $   2             $   11
                                                                 ======            ======

CASH PAID (RECEIVED) DURING THE PERIOD FOR INCOME TAXES.....     $  (3)            $    -
                                                                 ======            ======

CASH PAID DURING THE PERIOD FOR INTEREST....................     $   7             $    4
                                                                 ======            ======

The accompanying notes are an integral part of these consolidated statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended March 21, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

The Company is reporting quarterly results on an accounting-month basis consistent with the prior year.

In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on March 21, 1999 and March 22, 1998, respectively.

3. COMMITMENTS AND CONTINGENCIES

GOVERNMENT CONTRACTING

As a general practice in the defense industry, the Defense Contract Audit Agency (the "DCAA") and other government agencies continually review the cost accounting and other practices of government contractors, including the Company, conduct other investigations, and make specific inquiries. In the course of those reviews and investigations, cost accounting and other issues are identified, discussed and settled, or resolved through legal proceedings. In some cases, recognition of the inherent uncertainties and costs of litigation may cause management to decide to settle a matter.

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

During 1996, 1997, and 1998 the Company and its former parent received letters from the DCAA inquiring about certain aspects of the spin-off, including the disposition of the former parent's retirement plan (the "FPRP"), which covers salaried employees of the Company. Negotiations with the U.S. Government resulted in a settlement of FPRP issues in January 1999. The settlement, which was accrued in 1998, did not have a material impact on the Company's financial position or results of operations.

As previously reported, the DCAA conducted a post-award audit of the contract to build the aircraft carrier REAGAN. In April 1998, the DCAA issued its official audit report ("Audit Report") in which it concluded that the cost or pricing data supplied by the Company to the U.S. Navy was not current, accurate, and complete and, therefore, projected labor and overhead costs were overstated for the REAGAN contract. Accordingly, the DCAA recommended to the U.S. Navy's contracting officer that the contract price for REAGAN be reduced by approximately $135 million. After giving consideration to the cost sharing provisions in the contract, the proposed price reduction could generate an operating income adjustment of approximately $47 million over the life of the contract.

The Company disagrees with the conclusions of the Audit Report and the DCAA's recommendation to the contracting officer. Management believes that the Company has substantial and meritorious grounds on which to contest any action by the U.S. Navy seeking to reduce the REAGAN contract price and intends to pursue its defenses in response to any attempt by the U.S. Navy to make such a reduction. Management believes that the final resolution of this matter will not have a material impact on the financial position or results of operations of the Company.

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

During the first quarter of 1999, the Company received a letter from the U.S. Navy Supervisor of Shipbuilding forwarding a DCAA final audit report questioning approximately $83 million of costs allocated to U.S. Government contracts as Independent Research and Development ("IR&D"). The letter requested additional comments regarding why NNS considers its existing cost accounting practice to be compliant with the Cost Accounting Standards ("CAS"). The Company provided such comments in the second quarter of 1999. Based on the Company's present understanding of the claims the U. S. Government might assert, and defenses believed to be available in connection with this issue, management believes that the final resolution of this matter will not have a material impact on the financial position or results of operations of the Company.

SIGNIFICANT ESTIMATES

From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine DOUBLE EAGLE product tankers. The first of the nine ships was delivered at the end of September 1997. In March 1998, the Company announced a revised strategy for this program that will result in only five of the remaining eight undelivered ships being built, after which the Company will withdraw from the market. As of March 21, 1999 and December 31, 1998, the cumulative provision for losses recorded on undelivered ships was approximately $37 million and $80 million, respectively.

The first three of the five remaining ships were delivered during the fourth quarter of 1998, and the fourth ship was delivered in February 1999. The final ship should be delivered in mid 1999. The Company intends to continue to review this program at the end of each quarter. There can be no assurance that the estimate of costs to be incurred on these contracts will not be revised at that time based on the facts then known to the Company.

LITIGATION

The Company is both a plaintiff and a defendant in various matters related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings should not have a material effect on the financial position or results of operations of the Company.

4. REPORTABLE SEGMENTS

The Company's reportable operating segments represent strategic initiatives supporting the entire lifecycle of U.S. Navy ships - Construction, Fleet Services, and Engineering, as well as a logical linking of similar contracts based on funding provisions. Engineering contracts generally receive funding on an annual basis, Fleet Services contracts typically span between one month and two years, and Construction contracts generally span a period of two or more years. The reportable segments are managed separately because each business has differing customer requirements based on the nature of the services provided. The Company evaluates performance based on profit or loss from operations before interest and income taxes, not including nonrecurring gains and losses.

INFORMATION ABOUT REVENUES AND OPERATING EARNINGS
For the Quarters Ended March 21, 1999 and March 22, 1998, respectively (in millions)

                                                      FLEET                         ALL
                                      CONSTRUCTION  SERVICES    ENGINEERING      OTHERS (1)       TOTAL
                                      ------------  ---------  --------------    ----------   --------------
1999
----
Revenues............................    $   180      $   206     $    39         $    5          $  430
Segment Operating Earnings..........         19           21           3              1              44

1998
----
Revenues............................    $   190      $   140     $    62         $    5          $  397
Segment Operating Earnings..........         19           15           5              1              40



1. Other business activities include industrial products, commercial nuclear activities including valve and pump repair and technical services, equity investments, and corporate activities.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS
For the Quarters Ended March 21, 1999 and March 22, 1998, respectively (in millions)

                                                            1999       1998
                                                          --------   -------
Revenues
--------
Total revenues for reportable segments.................   $    425   $   392
Other revenues.........................................          5         5
                                                          --------   -------
        Total consolidated revenues....................   $    430   $   397
                                                          ========   =======

Operating Earnings
------------------
Total operating earnings for reportable segments.......   $     43   $    39
Other operating earnings...............................          1         1
                                                          --------   -------
        Total consolidated operating earnings..........   $     44   $    40
                                                          ========   =======

5.  OTHERS MATTERS

NEWPORT NEWS SHIPBUILDING INC. AND AVONDALE INDUSTRIES, INC. PROPOSED MERGER

In January 1999, the Boards of Directors of Newport News Shipbuilding Inc. and Avondale Industries, Inc. approved and each company executed a definitive agreement to combine the two companies. The combined company would be named Newport News Avondale Industries Inc. Upon consummation of the merger, the Company's principal operating subsidiaries, Newport News Shipbuilding and Dry Dock Company and Avondale Industries, Inc., will continue to conduct their respective businesses under their current names. The transaction is subject to approval by the shareholders of both companies and other customary closing conditions, and is scheduled for completion in the second quarter of 1999. In February 1999, the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 cleared the proposed merger, satisfying one important condition to the closing of the transaction. It is anticipated that the transaction would be accounted for as a pooling-of-interests.

GENERAL DYNAMICS CORPORATION OFFER TO NEWPORT NEWS SHIPBUILDING INC.

In February 1999, the Company received an unsolicited offer from General Dynamics Corporation ("General Dynamics") proposing to pay $38.50 per share in cash for all of its outstanding shares, subject to various conditions including antitrust clearance from the appropriate regulatory authorities in the Departments of Justice and Defense. In April 1999, the Department of Defense
(DoD) announced that it would not approve the proposed General Dynamics acquisition of Newport News, which led to the withdrawal of the offer by General Dynamics. As a result, the Company is proceeding with the Avondale transaction discussed above.

FORMATION OF BUSINESS PARTNERSHIP WITH SCIENCE APPLICATIONS INTERNATIONAL CORP ("SAIC")

In March 1999, the Company announced its intention to form a worldwide business partnership with Science Applications International Corp. ("SAIC"). When consummated, the partnership will conduct business as a new limited liability company ("LLC") formed from the assets of SAIC's subsidiary, AMSEC, the Company's life cycle engineering department, and cash invested by the Company. The new organization will be named AMSEC LLC and is intended to create a low cost fleet services organization capable of providing logistics and life cycle services for aircraft carriers, submarines, surface combatants, and amphibious and auxiliary ships from 20 locations, including every major U.S. Navy port. The new organization will employ approximately 1,500 current employees of AMSEC and the Company. The Company will own 45% and SAIC 55% of the new organization. The transaction is scheduled for completion during the second quarter of 1999.

COLLECTIVE BARGAINING

Local 8888 of the United Steelworkers of America, representing hourly production and maintenance employees of the Company, went on strike when the Company's previous labor agreement expired on April 4, 1999. Although no assurances can be given, management does not believe the strike will have a material impact on the Company's financial position or results of operations since progress on current construction, fleet services, and engineering contracts will continue to be achieved through the use of salaried labor, hourly workers who did not strike, and the procurement and staging of material. In addition, the majority of the Company's Government contracts include provisions that excuse delays caused by a labor stoppage.

                         NEWPORT NEWS SHIPBUILDING INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing fleet services for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 97% and 94% of the Company's revenues for the quarterly periods ended March 21, 1999 and March 22, 1998, respectively.

RESULTS OF OPERATIONS
                                                 FOR THE FIRST QUARTER ENDED
--------------------------------------------------------------------------------
                                                        1999       1998
--------------------------------------------------------------------------------
MILLIONS
Revenues......................................        $ 430       $ 397
Operating Earnings............................           44          40

Revenues for the first quarter of 1999 increased $33 million to $430 million compared with the same period in 1998 primarily due to increased fleet services activity associated with the refueling and complex overhaul of the aircraft carrier NIMITZ. The fleet services revenue increase was partially offset by a decline in construction revenues due to the absence of work on the aircraft carrier TRUMAN, which was delivered in July 1998.

First quarter 1999 operating earnings increased $4 million primarily due to improved fleet services activity associated with the refueling and overhaul of the carrier NIMITZ as mentioned above.

The Company's funded backlog was $3.8 billion at March 21, 1999, substantially all of which was U.S. Navy-related.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                                      FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
                                                            1999       1998
--------------------------------------------------------------------------------
MILLIONS
Net cash provided by operating activities..........       $   53       $  25
Capital expenditures...............................          (1)         (1)
Other investing cash flows.........................            -        (12)
                                                          ------       -----

Subtotal...........................................           52          12
Financing activities...............................         (53)         (4)
                                                          ------       -----

Net increase (decrease) in cash
     and cash equivalents..........................       $  (1)       $   8
                                                          ======       =====

NET CASH PROVIDED BY OPERATING ACTIVITIES

The $28 million increase in 1999's comparative cash flows from operating activities is primarily due to a reduction in working capital, as well as improved quarterly earnings as discussed above in "Results of Operations." The reduction in working capital is caused by normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade payables.

OTHER INVESTING CASH FLOWS

The 1998 investing activities primarily relate to investments in five vessel-owning limited liability companies, which will own and operate five commercial product tankers, one of which is under construction by the Company. Three of the ships were delivered by the Company during the fourth quarter of 1998. The Company delivered a fourth ship in February 1999.

FINANCING ACTIVITIES

The financing activities for the period ended March 21, 1999 reflect the receipt of proceeds from the issuance of SECT shares related to the Company's benefit plans, the pay off of short-term debt, pay down of the revolving credit facility, and the payment of a quarterly dividend of four cents per share. The 1998 financing activities largely reflect the pay off of short-term debt, net treasury stock purchases, and the payment of a quarterly dividend, partially offset by proceeds from the issuance of common stock.

YEAR 2000 PLANNING AND PREPARATION

The Company continues to evaluate and prepare for the potential impact of the "Year 2000" problem on its systems and operations. A Year 2000 plan has been developed addressing Year 2000 awareness, specific problem identification, risk and potential impact assessment (including the risk and potential impact of noncompliance by the Company's teaming partners, suppliers, subcontractors and customers, including the U.S. Navy), resource allocation, remediation work required, failure contingencies, and a completion timetable.

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

The Company's Year 2000 effort began at the end of 1994 with the identification and remediation of systems using long lead-time dates. That work was completed in the middle of 1996. Remediation of the Company's critical IT systems was substantially completed in the first quarter of 1999, with the exception of those being replaced by the initial release of the new "shared data environment", which is expected to occur in the second quarter of 1999. In addition, the first of two comprehensive, off-site integration tests of IT applications was completed during the first quarter of 1999. The second test will be conducted during the third quarter of 1999. It is currently anticipated that remediation and testing of non-IT systems will be finished by mid-year 1999.

Remediation work and systems testing is being accomplished using a combination of existing internal Company resources and outsourcing, and is being funded with cash generated from operations and, if necessary, borrowed under existing credit facilities. Expenditures, including consulting fees and expenses, have so far totaled approximately $3 million since inception of the Company's Year 2000 effort in 1994. It is currently projected that aggregate expenditures for both IT and non-IT systems remediation and testing will total approximately $4 to $6 million when finished, based on the results of the consultant's study of the Company's non-IT systems and on the Company's continuing risk assessment and remediation planning; however, it should be noted that the budget continues to develop and may from time to time be adjusted as more systems functions requiring remediation are identified, assessed and ranked as to criticality, and appropriate resources are allocated.

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

In April 1998, surveys were sent to nearly 3,000 key suppliers and subcontractors. Approximately 1,800 responses have been received with 100% of those responding indicating their planned Year 2000 compliance by January 1, 2000. Follow up letters have been sent to non-responsive subcontractors, as well as to certain responsive vendors and subcontractors where more substantial assurances were desired. Alternate strategies are being considered in the case of vendors and subcontractors that remain unresponsive or that do not provide adequate assurances of timely readiness.

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

Although no assurances can be given, based on the information presently available to it, management does not expect the overall costs of the Company's efforts to correct the Year 2000 problems inherent in its IT and non-IT systems, or a failure by some of its teaming partners, suppliers, subcontractors and customers to timely anticipate and correct their Year 2000 computer systems problems, to have a material adverse affect on the financial position or results of operations of the Company.

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

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms as "intends," "estimates," "expects," "projects," "anticipates," "should," "believes" and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general political, economic and competitive conditions; (b) initiatives to reduce the federal budget deficit and further reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions; and (e) unanticipated events affecting the Company's efforts and the efforts of its teaming partners, suppliers, subcontractors, and customers (including the U.S. Navy) to timely correct Year 2000 problems inherent in essential computer systems, which could impair the Company's operations or the ability of its customers to timely pay for products and services provided.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Financial Statements contained herein, which is incorporated in this Item 1 of
Part II by reference.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.1   Financial Data Schedule


During the first quarter, the Company filed the following current reports on Form 8-K.

Date of Filing               Subject
--------------               -------

January 22, 1999             Newport News Shipbuilding  Inc. and Avondale
                             Industries, Inc. proposed merger.

February 19, 1999            General Dynamics Corporation Offer to Newport News
                             Shipbuilding Inc.

February 23, 1999            Department of Justice clears Newport News' merger
                             with Avondale.

March 5, 1999                Anticipated Formation of Business Partnership
                             with Science Applications  International Corp.
                             ("SAIC").

March 16, 1999               Civil  investigative demand from the  United States
                             Department of Justice requesting documents and other information in connection with the proposal by General Dynamics Corporation to acquire the Company.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         Newport News Shipbuilding Inc.


                                          By  /s/ David J. Anderson
                                              _____________________________

                                              Senior Vice President and
                                               Chief Financial Officer

Date: 5/4/99