Form 10-Q
period 1999-06-20
NEWPORT NEWS SHIPBUILDING INC
filed 1999-08-04
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 20, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from              to

                         Commission file number 1-12385

                            -------------------------

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

                          -------------------------------

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

Common Stock, par value $.01 per share: 34,594,863 shares and associated preferred stock purchase rights as of July 16, 1999.

                                TABLE OF CONTENTS



                                                                        PAGE
Part I--Financial Information
   Newport News Shipbuilding Inc.
      Consolidated Statements of Earnings - Second Quarter...........     2
      Consolidated Statements of Earnings - Six Months...............     3
      Consolidated Balance Sheets....................................     4
      Consolidated Statements of Cash Flows..........................     5
      Notes to Consolidated Financial Statements.....................     6
      Management's  Discussion and Analysis of Financial
        Condition and Results of Operations..........................    10

Part II--Other Information
   Item 1. Legal Proceedings.........................................    14
   Item 2. Changes in Securities and Use of Proceeds.................     *
   Item 3. Defaults Upon Senior Securities...........................     *
   Item 4. Submission of Matters to a Vote of Security Holders.......    14
   Item 5. Other Information.........................................     *
   Item 6. Exhibits and Reports on Form 8-K..........................    14


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

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                           Quarter Ended
                                                   ---------------------------
                                                     June 20,       June 21,
                                                       1999           1998
                                                   ------------   ------------
Millions (Except Shares and Per Share Amounts)

Revenues........................................      $       444   $       466
Operating Costs and Expenses....................             (387)         (423)
Other Income (Expense), net.....................               15            (1)
                                                       ----------   -----------

Operating Earnings..............................               72            42
Interest Expense, net of interest capitalized...              (12)          (14)
                                                      -----------   ------------

Earnings Before Income Taxes....................               60            28
Provision for Income Taxes......................              (25)          (12)
                                                      -----------   ------------

Net Earnings....................................      $        35   $        16
                                                      ===========   ============


Weighted Average Number of Common Shares
 Outstanding

   Basic........................................       35,075,784     34,909,198
                                                      ===========   ============

   Diluted......................................       36,396,534     36,042,161
                                                      ===========   ============

Net Earnings Per Common Share

   Basic........................................      $       .99   $        .46
                                                      ===========   ============

   Diluted......................................      $       .95   $        .45
                                                      ===========   ============

Dividends Declared Per Common Share.............      $       .04   $        .04
                                                      ===========   ============


The accompanying notes are an integral part of these consolidated statements of earnings. See Note 4 for information on reportable segments.

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                         Six Months Ended
                                                   --------------------------
                                                     June 20,       June 21,
                                                       1999           1998
                                                   ------------   ------------
Millions (Except Shares and Per Share Amounts)

Revenues........................................      $       874   $       863
Operating Costs and Expenses....................             (773)         (781)
Other Income (Expense), net.....................               15             -
                                                      -----------   -----------

Operating Earnings..............................              116            82
Interest Expense, net of interest capitalized...              (24)          (27)
                                                      -----------   -----------

Earnings Before Income Taxes....................               92            55
Provision for Income Taxes......................              (39)          (23)
                                                      -----------   -----------

Net Earnings....................................      $        53   $        32
                                                      ===========   ===========


Weighted Average Number of Common Shares Outstanding

   Basic........................................       34,855,662    34,944,826
                                                      ===========   ===========

   Diluted......................................       36,172,587    36,074,099
                                                      ===========   ===========

Net Earnings Per Common Share

   Basic........................................      $      1.51   $       .92
                                                      ===========   ===========

   Diluted......................................      $      1.45   $       .89
                                                      ===========   ===========

Dividends Declared Per Common Share.............      $       .08   $       .08
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated statements of earnings. See Note 4 for information on reportable segments.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS



                                                   June  20,      December 31,
                                                      1999            1998
                                                  ------------    ------------
                                                   (Unaudited)      (Audited)
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents.......................     $   30          $    3
Accounts Receivable.............................         73             143
Contracts in Process............................        369             334
Inventory.......................................         55              52
Deferred Income Taxes...........................        106             116
Other Current Assets............................         15              12
                                                     ------          ------

Total Current Assets............................        648             660
                                                     ------          ------

Noncurrent Assets
Property, Plant and Equipment, net..............        731             763
Other Assets....................................        197             177
                                                     ------          ------

Total Noncurrent Assets.........................        928             940
                                                     ------          ------

                                                     $1,576          $1,600
                                                     ======          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable..........................     $   79          $  129
Short-Term Debt.................................         29              38
Postretirement Benefits.........................        122             122
Other Accrued Liabilities ......................        258             229
                                                     ------          ------

Total Current Liabilities.......................        488             518
                                                     ------          ------

Noncurrent Liabilities
Long-Term Debt..................................        514             591
Deferred Income Taxes...........................        232             235
Other Long-Term Liabilities.....................         33              24
Commitments and Contingencies (See Note 3)......
                                                     ------          ------

Total Noncurrent Liabilities....................        779             850
                                                     ------          ------

Stockholders' Equity
Common Stock, $.01 par value -
   authorized 70,000,000 shares; issued
   35,288,911 shares at June 20, 1999 and
   35,286,386 shares at December 31, 1998.......          1               1
Paid-In Capital.................................        274             276
Retained Earnings/(Accumulated Deficit).........         43              (7)
Unearned/Deferred Compensation..................         (4)             (4)
Stock Employee Compensation Trust (SECT)........         (5)            (34)
                                                     ------          ------
Total Stockholders' Equity......................        309             232
                                                     ------          ------

                                                     $1,576          $1,600
                                                     ======          ======


The accompanying notes are an integral part of these consolidated balance sheets. See Note 4 for information on reportable segments.

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                   ---------------------------
                                                     June 20,       June 21,
                                                       1999           1998
                                                   ------------   ------------
Millions
Cash Flows from Operating Activities:
Net Earnings......................................    $  53          $  32
Adjustments to Reconcile Net Earnings to
   Net Cash Provided by Operating Activities -
      Depreciation and Amortization...............       30             33
      Deferred Income Taxes.......................        7             (1)
      Loss on Equity Investments..................        1              1
      Disposition of Property Plant & Equipment...        9              -
      Changes in Components of Working Capital -
        Decrease (Increase) in -
         Accounts Receivable......................       70             12
         Contracts in Process.....................      (35)           (37)
         Inventory................................       (3)           (21)
         Other Current Assets.....................       (3)             -
        Increase (Decrease) in -
         Trade Accounts Payable...................      (50)           (15)
         Accrued Liabilities and Other............       29             15
      Other, net..................................        8              3
                                                      -----          -----
Net Cash Provided by Operating Activities.........      116             22
                                                      -----          -----

Cash Flows from Investing Activities:
Capital Expenditures..............................       (7)            (4)
Other.............................................      (15)           (23)
                                                      -----          -----
Net Cash Used by Investing Activities.............      (22)           (27)
                                                      -----          -----

Cash Flows from Financing Activities:
(Decrease) Increase in Long-Term Debt.............      (77)            21
Payments on Short-Term Debt.......................       (9)            (2)
Issuance of SECT Shares/Common Stock..............       22              7
Net Treasury Stock Purchases......................        -            (17)
Dividends Paid....................................       (3)            (3)
                                                      -----          -----
Net Cash Provided (Used) by Financing Activities..      (67)             6
                                                      -----          -----

Net Increase in Cash and Cash Equivalents.........       27              1
Cash and Cash Equivalents at Beginning of Period..        3              3
                                                      -----          -----

Cash and Cash Equivalents at End of Period........    $  30          $   4
                                                      =====          =====

Cash Paid During the Period for Income Taxes......    $   4          $  14
                                                      =====          =====

Cash Paid During the Period for Interest..........    $  28          $  27
                                                      =====          =====


The accompanying notes are an integral part of these consolidated statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended June 20, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

The Company is reporting quarterly results on an accounting-month basis consistent with the prior year. In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on June 20, 1999 and June 21, 1998, respectively.

3. COMMITMENTS AND CONTINGENCIES

Government Contracting

As a general practice in the defense industry, the Defense Contract Audit Agency ("DCAA") and other government agencies continually review the cost accounting and other practices of government contractors, including the Company, conduct other investigations, and make specific inquiries. In the course of those reviews and investigations, cost accounting and other issues are identified, discussed and settled, or resolved through legal proceedings. In some cases, recognition of the inherent uncertainties and costs of litigation may cause management to decide to settle a matter.

As with other government contractors, the U.S. Government has from time to time recommended that certain of the Company's contract prices be reduced, or costs allocated to its government contracts be disallowed. Some of these recommendations involve substantial amounts. In the past, as a result of such audits and other investigations and inquiries, the Company has on occasion agreed to adjustments to its contract prices and the costs allocated to its government contracts. The Company is currently involved in several such audits and other investigative proceedings with the U.S. Government. The Company is also engaged in settlement discussions on certain matters and has filed a lawsuit concerning specific cost accounting issues.

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

During the first quarter of 1999, the Company received a letter from the U.S. Navy Supervisor of Shipbuilding forwarding a DCAA final audit report questioning approximately $83 million of costs allocated to U.S. Government contracts as Independent Research and Development ("IR&D"). The letter requested additional comments regarding why NNS considers its existing cost accounting practice to be compliant with the Cost Accounting Standards. The Company provided such comments in the second quarter of 1999. Based on the Company's present understanding of the claims the U. S. Government might assert, and defenses believed to be available in connection with this issue, management believes that the final resolution of this matter will not have a material impact on the financial position or results of operations of the Company.

Significant Estimates

In June 1999, the Company delivered its sixth and final commercial product tanker, completing the strategy announced in March 1998 to exit the commercial ship construction market. The loss provision on undelivered ships at December 31, 1998 was approximately $80 million. The delivery of the final commercial product tanker did not have a material impact on the financial position or results of operations of the Company.

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

Information about Revenues and Operating Earnings
For the Quarters Ended June 20, 1999 and June 21, 1998, respectively (in millions)


                                                Fleet                                  All
                                Construction   Services         Engineering         Others (1)         Total
                                ------------   --------         -----------         ----------         -----
1999
----
Revenues......................   $  164       $  215             $   59               $   6             $ 444
Segment Operating Earnings....       35           20                  5                  12                72

1998
----
Revenues......................   $  227       $  157             $   75               $   7             $ 466
Segment Operating Earnings....       25           14                  4                  (1)               42



1. Other business activities include industrial products, commercial nuclear activities including valve and pump repair and technical services, equity investments, and corporate activities.

Reconciliation of Segment Information to Consolidated Amounts
For the Quarters Ended June 20, 1999 and June 21, 1998, respectively
(in millions)

                                                      1999     1998
                                                      ----     ----
Revenues
--------
Total revenues for reportable segments............   $  438   $  459
Other revenues....................................        6        7
                                                     ------   ------
      Total consolidated revenues.................   $  444   $  466
                                                     ======   ======

Operating Earnings
------------------
Total operating earnings for reportable segments..   $   60   $   43
Other operating earnings..........................       12       (1)
                                                     ------   ------
      Total consolidated operating earnings.......   $   72   $   42
                                                     ======   ======


Information about Revenues and Operating Earnings
For the Six Months Ended June 20, 1999 and June 21, 1998, respectively (in millions)


                                                 Fleet                                   All
                                Construction   Services         Engineering            Others (1)           Total
                                ------------   --------         -----------            ----------           -----
1999
----
Revenues......................     $  344      $  421            $   98                 $  11               $ 874
Segment Operating Earnings....         54          41                 8                    13                 116

1998
----
Revenues......................     $  417      $  297            $  137                 $  12               $ 863
Segment Operating Earnings....         44          29                 9                     -                  82



1. Other business activities include industrial products, commercial nuclear activities including valve and pump repair and technical services, equity investments, and corporate activities.

Reconciliation of Segment Information to Consolidated Amounts
For the Six Months Ended June 20, 1999 and June 21, 1998, respectively (in millions)

                                                      1999     1998
                                                      ----     ----
Revenues
--------
Total revenues for reportable segments............   $  863   $  851
Other revenues....................................       11       12
                                                     ------   ------
      Total consolidated revenues.................   $  874   $  863
                                                     ======   ======

Operating Earnings
------------------
Total operating earnings for reportable segments..   $  103   $   82
Other operating earnings..........................       13        -
                                                     ------   ------
      Total consolidated operating earnings.......   $  116   $   82
                                                     ======   ======

5.  OTHER MATTERS

Business Transactions Update

The Company announced, in June 1999 that it would no longer pursue a merger with Avondale Industries, Inc.("Avondale"). The decision was reached when the Company received notification that Avondale's Board of Directors would accept Litton Industries, Inc's. offer to acquire Avondale. In accordance with the Avondale merger agreement, the Company received a termination fee and option proceeds of $15 million, net of expenses. This fee was recorded during the quarter ended June 20, 1999 and is included in other income for the quarter.

In June 1999, the Company announced a formal agreement with Science Applications International Corporation ("SAIC") regarding a worldwide business partnership, AMSEC LLC. The joint venture provides logistics and life cycle services to the active U.S. Navy fleet from over 20 locations. The Company and SAIC own 45% and 55% of the new organization, respectively. This investment has been accounted for using the equity method.

During the first quarter of 1999, the Company received an unsolicited offer from General Dynamics Corporation ("General Dynamics") proposing to pay $38.50 per share in cash for all of its outstanding shares, subject to various conditions including antitrust clearance from the appropriate regulatory authorities in the Departments of Justice and Defense. In April 1999, the Department of Defense
(DoD) announced that it would not approve the proposed General Dynamics acquisition of Newport News, which led to the withdrawal of the offer by General Dynamics.

On May 6, 1999, the Company announced that Litton Industries, Inc. had submitted an unsolicited proposal to acquire the Company in a tax-free, stock-for-stock merger in which each of the Company's shares would be converted into .55 Litton shares. In July 1999, Litton Industries withdrew its offer to acquire the Company because the proposed transaction was not likely to receive the necessary government approval.

Ratification of New Collective Bargaining Agreement

Local 8888 of the United Steelworkers of America, representing hourly production and maintenance employees of the Company, went on strike when the Company's previous labor agreement expired on April 4, 1999. On July 30, 1999 the steelworkers ratified an agreement reached between the Company and the United Steelworkers of America ending the strike and putting into effect a new 58-month contract. Management does not believe that this new contract will have a material impact on the financial position or results of operations of the Company.

Share Repurchase Program

The Company's Board of Directors approved a $100 million share repurchase program in June 1999. This new program is expected to be implemented over the 1999-2000 time period and will be accomplished through open market and privately negotiated transactions. Subsequent to June 20, 1999 and through July 16, 1999, approximately 529,000 shares had been repurchased under the program.




            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing fleet services for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 97% and 93% of the Company's revenues for the quarterly periods ended June 20, 1999 and June 21, 1998, respectively.

RESULTS OF OPERATIONS
                                           For the Second Quarter Ended
--------------------------------------------------------------------------------
                                                 1999      1998
--------------------------------------------------------------------------------
Millions
Revenues..................................       $ 444    $ 466
Operating Earnings........................          72       42

Revenues for the second quarter of 1999 decreased $22 million to $444 million compared with the same period in 1998. Increased fleet services revenue, primarily related to activity on the carrier Nimitz refueling, was more than offset by lower construction and engineering revenues. The reduction in construction revenue was due to the absence of work on the carrier Truman, which was delivered in July 1998. Engineering revenue was lower as a result of reduced activity associated with the mature Los Angeles Class submarine program. The Company also delivered its sixth and final commercial product tanker during the quarter.

Second quarter 1999 operating earnings increased $30 million to $72 million compared with the same period in 1998. The 1999 second quarter operating earnings included non-recurring gains of $25 million consisting of a break-up fee and option proceeds associated with the Avondale transaction and the settlement of insurance claims on construction contracts. Excluding these one-time items, operating earnings were $47 million, reflecting an 11% increase over the 1998 second quarter operating earnings of $42 million. Margin improvements across all major product segments caused the earnings improvement.

The Company's funded backlog was $3.4 billion at June 20, 1999, substantially all of which was U.S. Navy-related.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                             For the Six Months Ended
--------------------------------------------------------------------------------
                                                 1999      1998
--------------------------------------------------------------------------------
Millions
Net cash provided by operating activities.      $ 116   $   22
Capital expenditures......................         (7)      (4)
Other investing cash flows................        (15)     (23)
                                                ------     ----

Subtotal..................................         94       (5)
Financing activities......................        (67)       6
                                                ------     ----

Net increase in cash and cash equivalents.      $  27     $  1
                                                ======     ====


NET CASH PROVIDED BY OPERATING ACTIVITIES

The $94 million increase in 1999's comparative cash flows from operating activities is primarily due to a reduction in working capital, as well as improved quarterly earnings as discussed above in "Results of Operations." The reduction in working capital is caused by normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable.

OTHER INVESTING CASH FLOWS

The 1999 investing activities primarily relate to the Company's investment in AMSEC LLC. The Company owns 45% of this new low cost fleet services organization. The 1998 investing activities primarily relate to investments in five vessel-owning limited liability companies which now own and operate five commercial product tankers delivered by the Company.

FINANCING ACTIVITIES

The financing activities for the period ended June 20, 1999 reflect the receipt of proceeds from the issuance of SECT shares related to the Company's benefit plans, the pay off of short-term debt, pay down of the revolving credit facility, and the payment of two quarterly dividends of four cents per share. For the six months ended June 21, 1998, the Company borrowed funds under its revolving credit facilities. These proceeds were partially offset by the purchase of Company stock, payments on short-term debt, and the payment of two quarterly dividends of four cents per share.

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

The Company's Year 2000 effort began at the end of 1994 with the identification and remediation of systems using long lead-time dates. That work was completed in the middle of 1996. With the initial release of the new "shared data environment", remediation of the Company's IT systems are 95% complete, the remaining 5% is scheduled for completion early in the fourth quarter of 1999. In addition, the first of two comprehensive, off-site integration tests of IT applications was completed during the first quarter of 1999. The second test was completed in July 1999. Remediation and testing of non-IT systems are 99% complete, the remaining 1% is scheduled to be completed by the third quarter of 1999.

Remediation work and systems testing is being accomplished using a combination of existing internal Company resources and outsourcing, and is being funded with cash generated from operations and, if necessary, borrowed under existing credit facilities. Expenditures, including consulting fees and expenses, have so far totaled approximately $3 million since inception of the Company's Year 2000 effort in 1994. It is currently projected that aggregate expenditures for both IT and non-IT systems remediation and testing will total approximately $5 million when finished; however, it should be noted that the budget may from time to time be adjusted should more systems functions requiring remediation be identified, assessed and ranked as to criticality, and appropriate resources are allocated and as the Company's contingency planning continues.

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

In April 1998, surveys were sent to nearly 3,000 key suppliers and subcontractors. Of the approximate 1,700 which are being targeted, approximately 1,200 responses have been received with 100% of those responding indicating they planned Year 2000 compliance by January 1, 2000. Follow up letters have been sent to non-responsive subcontractors, as well as to certain responsive vendors and subcontractors where more substantial assurances were desired. In addition, the Company's Sourcing Division is in the process of contacting certain suppliers and considering alternate strategies in the case of vendors and subcontractors that remain unresponsive or that do not provide adequate assurances of timely readiness.

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

As implementation of the Company's Year 2000 remediation and contingency plan progresses, and more information becomes available to it, the Company expects to periodically reassess the content of, as well as its strategy for implementing, that plan. There can be no assurance that the currently estimated costs of implementing its Year 2000 remediation and contingency plan, the schedule for completing its remediation and contingency preparedness efforts, or the currently estimated impact of the Year 2000 problem on the Company's financial position and results of operations will not be revised in significant respects at that time based on facts then known to the Company.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms as "intends," "estimates," "expects," "projects," "anticipates," "should," "believes" and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, (iii) the factors addressed under the caption "Year 2000 Planning and Preparation," and (iv) the following factors: (a) general political, economic and competitive conditions; (b) further reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions; and (e) unanticipated events affecting the Company's efforts and the efforts of its teaming partners, suppliers, subcontractors, and customers (including the U.S. Navy) to timely correct Year 2000 problems inherent in essential computer systems, which could impair the Company's operations or the ability of its customers to timely pay for products and services provided.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Financial Statements contained herein, which is incorporated in this Item 1 of
Part II by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 25, 1999, the Company held its 1999 Annual Meeting of Stockholders. Three proposals were presented to the stockholders for their approval. The outcome of the voting on the three proposals was as follows:

1. Proposal for the re-election of two Class III directors to hold office until 2002.

   Nominee                For           Withheld
   -------                ---           --------

   Gerald L. Baliles  31,185,345          882,836
   Dana G. Mead       29,858,914        2,209,267

2. Proposal to increase by 150,000 the number of shares authorized for issuance under the Newport News Shipbuilding Employee Stock Purchase and Accumulation Plan.

   For                  Against          Abstain       Broker Non-Votes
   ---                  -------          -------       ----------------

   30,780,589          1,152,007         135,585             None

3. Proposal to ratify the appointment by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for 1999.

   For                  Against          Abstain       Broker Non-Votes
   ---                  -------          -------       ----------------

   31,766,273           177,083          124,825             None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number:

Exhibit 27.1      Financial Data Schedule


During the second quarter, the Company filed the following current reports on Form 8-K.

June 24, 1999      Announcing  the intended  adjournment  and relocation of the
                   1999  Annual  Meeting of the  Stockholders  of Newport  News
                   Shipbuilding Inc.

June 10, 1999      Announcing a $100 million share repurchase program.

June 4, 1999       Announcing  that Newport News  Shipbuilding  Inc.  would not increase its bid to merge with Avondale Industries, Inc.

May 10, 1999       Announcing  that Litton  Industries,  Inc. had  submitted
                   unsolicited    proposals   to   merge   with   Newport   News
                   Shipbuilding Inc. in a tax-free, stock-for-stock merger and to acquire all of the outstanding shares of Avondale
                   Industries, Inc. for cash.

April 2, 1999      Announcing  a strike  vote of  members  of Local 8888 of the
                   United Steelworkers of America and the possibility of a strike by certain of the hourly employees of Newport News
                   Shipbuilding Inc.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   Newport News Shipbuilding Inc.


                                   By: /s/ David J. Anderson
                                      ----------------------------
                                        Senior Vice President and
                                        Chief Financial Officer

Date: 8/4/99