Form 10-Q
period 1999-09-19
NEWPORT NEWS SHIPBUILDING INC
filed 1999-11-01
CIK 1025361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 19, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to

                         COMMISSION FILE NUMBER 1-12385

                         ------------------------------

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

                           --------------------------

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

Common Stock, par value $.01 per share: 32,972,263 shares and associated preferred stock purchase rights as of October 15, 1999.

                                TABLE OF CONTENTS

                                                                                                           PAGE
Part I--Financial Information
     Newport News Shipbuilding Inc.
         Consolidated Statements of Earnings - Third Quarter.........................................        2
         Consolidated Statements of Earnings - Nine Months...........................................        3
         Consolidated Balance Sheets.................................................................        4
         Consolidated Statements of Cash Flows.......................................................        5
         Notes to Consolidated Financial Statements..................................................        6
         Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9

Part II--Other Information
     Item 1. Legal Proceedings.......................................................................       14
     Item 2. Changes in Securities and Use of Proceeds...............................................        *
     Item 3. Defaults Upon Senior Securities.........................................................        *
     Item 4. Submission of Matters to a Vote of Security Holders.....................................       14
     Item 5. Other Information.......................................................................        *
     Item 6. Exhibits and Reports on Form 8-K........................................................       14


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

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                              QUARTER ENDED
                                                                              -------------
                                                                   SEPTEMBER 19,         SEPTEMBER 20,
                                                                       1999                  1998
                                                                ------------------    ------------------
MILLIONS (EXCEPT SHARES AND PER SHARE AMOUNTS)
REVENUES........................................................   $       451          $        462
OPERATING COSTS AND EXPENSES....................................          (405)                 (419)
OTHER INCOME (EXPENSE), NET.....................................             1                     -
                                                                   ------------          ------------
OPERATING EARNINGS..............................................            47                    43
Interest Expense, net of interest capitalized...................           (13)                  (14)
                                                                   ------------          ------------
EARNINGS BEFORE INCOME TAXES....................................            34                    29
Provision for Income Taxes......................................           (14)                  (12)
                                                                   ------------          ------------
NET EARNINGS....................................................   $        20          $         17
                                                                   ============          ============

Weighted Average Number of Common Shares Outstanding
     Basic......................................................    34,132,786            34,564,034
                                                                   ============          ============
     Diluted....................................................    35,474,413            35,571,649
                                                                   ============          ============

Net Earnings Per Common Share
     Basic......................................................   $       .60          $        .47
                                                                   ============          ============
     Diluted....................................................   $       .58          $        .46
                                                                   ============          ============
Dividends Declared Per Common Share.............................   $       .04          $        .04
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

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                      SEPTEMBER 19,         SEPTEMBER 20,
                                                                          1999                  1998
                                                                   ------------------    ------------------
MILLIONS (EXCEPT SHARES AND PER SHARE AMOUNTS)
REVENUES.......................................................       $     1,325          $      1,325
OPERATING COSTS AND EXPENSES...................................            (1,178)               (1,200)
OTHER INCOME (EXPENSE), NET....................................                16                     -
                                                                      ------------          ------------
OPERATING EARNINGS.............................................               163                   125
Interest Expense, net of interest capitalized..................               (37)                  (41)
                                                                      ------------          ------------
EARNINGS BEFORE INCOME TAXES...................................               126                    84
Provision for Income Taxes.....................................               (53)                  (35)
                                                                      ------------          ------------
NET EARNINGS...................................................       $        73          $         49
                                                                      ============          ============


Weighted Average Number of Common Shares Outstanding

     Basic.....................................................        34,614,703            34,810,940
                                                                      ============          ============
     Diluted...................................................        35,939,862            35,900,260
                                                                      ============          ============
Net Earnings Per Common Share

     Basic.....................................................       $      2.11          $       1.39
                                                                      ============          ============
     Diluted...................................................       $      2.03          $       1.35
                                                                      ============          ============
Dividends Declared Per Common Share............................       $       .12          $        .12
                                                                      ============          ============

The accompanying notes are an integral part of these consolidated statements of earnings. See Note 4 for information on reportable segments.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 19,            DECEMBER 31,
                                                                                1999                    1998
                                                                         -----------------       ------------------
                                                                             (UNAUDITED)              (AUDITED)
MILLIONS (EXCEPT SHARE AMOUNTS)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents..............................................      $       3               $       3
Accounts Receivable....................................................            107                     143
Contracts in Process...................................................            304                     334
Inventory..............................................................             54                      52
Deferred Income Taxes..................................................            108                     116
Other Current Assets...................................................             13                      12
                                                                             ---------               ---------
Total Current Assets...................................................            589                     660
                                                                             ---------               ---------
NONCURRENT ASSETS
Property, Plant and Equipment, net.....................................            719                     763
Other Assets...........................................................            201                     177
                                                                             ---------               ---------
Total Noncurrent Assets................................................            920                     940
                                                                             ---------               ---------
                                                                             $   1,509               $   1,600
                                                                             =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Trade Accounts Payable.................................................      $      77               $     129
Short-Term Debt........................................................             29                      38
Postretirement Benefits................................................            122                     122
Other Accrued Liabilities .............................................            216                     229
                                                                             ---------               ---------
Total Current Liabilities..............................................            444                     518
                                                                             ---------               ---------
NONCURRENT LIABILITIES
Long-Term Debt.........................................................            522                     591
Deferred Income Taxes..................................................            232                     235
Other Long-Term Liabilities............................................             37                      24
Commitments and Contingencies (See Note 3).............................
                                                                             ---------               ---------

Total Noncurrent Liabilities...........................................            791                     850
                                                                             ---------               ---------
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value -
   authorized 70,000,000 shares; issued 35,292,019 shares at September
   19, 1999 and 35,286,386 shares at December 31, 1998.................              1                       1
Paid-In Capital........................................................            276                     276
Retained Earnings/(Accumulated Deficit)................................             62                     (7)
Unearned/Deferred Compensation.........................................            (4)                     (4)
Stock Employee Compensation Trust (SECT)...............................           (61)                    (34)
                                                                             ---------               ---------
Total Stockholders' Equity.............................................            274                     232
                                                                             ---------               ---------
                                                                             $   1,509               $   1,600
                                                                             =========               =========

The accompanying notes are an integral part of these consolidated balance sheets. See Note 4 for information on reportable segments.

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                              SEPTEMBER 19,         SEPTEMBER 20,
                                                                                  1999                  1998
                                                                           ------------------    ------------------
MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings  ...........................................................       $   73               $    49
Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities -
         Depreciation and Amortization...................................           43                    48
         Deferred Income Taxes...........................................            5                   (81)
         Loss on Equity Investments......................................            -                     1
         Disposition of Property Plant & Equipment.......................           11                     -
         Changes in Components of Working Capital -
           Decrease (Increase) in -
              Accounts Receivable........................................           36                    11
              Contracts in Process.......................................           30                   (48)
              Inventory..................................................           (2)                  (27)
              Other Current Assets.......................................           (1)                   (1)
           Increase (Decrease) in -
              Trade Accounts Payable.....................................          (52)                  (39)
              Accrued Liabilities and Other..............................          (13)                   90
         Other, net......................................................           11                     4
                                                                                ------               -------
Net Cash Provided by Operating Activities................................          141                     7
                                                                                ------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures.....................................................          (10)                   (9)
Other....................................................................          (15)                   (5)
                                                                                ------               -------
Net Cash Used by Investing Activities....................................          (25)                  (14)
                                                                                ------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in Long-Term Debt....................................         (69)                    26
(Decrease) Increase in Short-Term Debt...................................          (9)                     7
Issuance of SECT Shares/Common Stock.....................................          22                      8
Treasury Stock /SECT Purchases...........................................         (56)                   (33)
Dividends Paid...........................................................          (4)                    (4)
                                                                                ------               -------
Net Cash (Used) Provided by Financing Activities.........................        (116)                     4
                                                                                ------               -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................           -                     (3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................           3                      3
                                                                                ------               -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................       $    3               $     -
                                                                                ======               =======
CASH PAID DURING THE PERIOD FOR INCOME TAXES.............................       $   51               $    20
                                                                                ======               =======
CASH PAID DURING THE PERIOD FOR INTEREST.................................       $   31               $    32
                                                                                ======               =======

The accompanying notes are an integral part of these consolidated statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 19, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

The Company is reporting quarterly results on an accounting-month basis consistent with the prior year. In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on September 19, 1999 and September 20, 1998, respectively.

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

INFORMATION ABOUT REVENUES AND OPERATING EARNINGS
FOR THE QUARTERS ENDED SEPTEMBER 19, 1999 AND SEPTEMBER 20, 1998, RESPECTIVELY (IN MILLIONS)

                                                                                 REPORTABLE
                                                      FLEET                       SEGMENTS         ALL
                                     CONSTRUCTION    SERVICES   ENGINEERING       SUBTOTAL      OTHERS (1)      TOTAL
                                     ------------    --------   -----------       --------      ----------      -----
1999
----
Revenues..........................     $  148        $  225      $    71         $  444          $   7          $  451
Segment Operating Earnings........         21            21            5             47              -              47

1998
----
Revenues..........................     $  188        $  190       $   77         $  455          $   7          $  462
Segment Operating Earnings........         21            18            6             45             (2)             43


1. Other business activities include industrial products, commercial nuclear activities including valve and pump repair and technical services, equity investments, and corporate activities.

INFORMATION ABOUT REVENUES AND OPERATING EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 19, 1999 AND SEPTEMBER 20, 1998, RESPECTIVELY (IN MILLIONS)

                                                                                 REPORTABLE
                                                      FLEET                       SEGMENTS         ALL
                                     CONSTRUCTION    SERVICES   ENGINEERING       SUBTOTAL      OTHERS (1)      TOTAL
                                     ------------    --------   -----------       --------      ----------      -----
1999
----
Revenues..........................    $  492         $  646      $   169         $ 1,307         $  18         $ 1,325
Segment Operating Earnings........        75             62           13             150            13             163

1998
----
Revenues..........................    $  605         $  487      $   214         $ 1,306        $   19         $ 1,325
Segment Operating Earnings........        65             47           15             127            (2)            125

1. Other business activities include industrial products, commercial nuclear activities including valve and pump repair and technical services, equity investments, and corporate activities.

5.  OTHER MATTERS

RATIFICATION OF NEW COLLECTIVE BARGAINING AGREEMENT

Local 8888 of the United Steelworkers of America, representing hourly production and maintenance employees of the Company, went on strike when the Company's previous labor agreement expired on April 4, 1999. On July 30, 1999 the steelworkers ratified an agreement reached between the Company and the United Steelworkers of America ending the strike and putting into effect a new 58-month contract. Management believes that the financial terms of this new contract will not have a material impact on the financial position or results of operations of the Company.

SHARE REPURCHASE PROGRAM

The Company's Board of Directors approved a $100 million share repurchase program in June 1999. This new program is expected to be implemented over the 1999-2000 time period and will be accomplished through open market and privately negotiated transactions. Subsequent to June 20, 1999 and through October 15, 1999, approximately 2.1 million shares had been repurchased under the program at a cost of approximately $66 million.

SECURED DEBT UPDATE

During the third quarter of 1999, the Company met certain covenants under the 1996 Senior Credit Facility. This event released the Company's assets as collateral under this agreement. The Senior Credit Facility consists of a $200 million six-year amortizing term loan and a $215 million six-year revolving credit facility. Of the revolving credit facility, $125 million may be used for advances and letters of credit and $90 million may be used only for standby letters of credit. Approximately $159 million was outstanding as of September 19, 1999 under the Senior Credit Facility.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing fleet services for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 97% and 94% of the Company's revenues for the quarterly periods ended September 19, 1999 and September 20, 1998, respectively.

RESULTS OF OPERATIONS
                                           FOR THE THIRD QUARTER ENDED
--------------------------------------------------------------------------------
                                              1999          1998
--------------------------------------------------------------------------------
MILLIONS
Revenues..................................  $  451       $   462
Operating Earnings........................      47            43

Revenues for the third quarter of 1999 decreased $11 million to $451 million compared with the same period in 1998. Increased revenues in fleet services continued the momentum established in that segment over the past several quarters. Virginia class submarine construction revenues also grew as activity on that program accelerated. These gains were offset by lower aircraft carrier construction revenues. The reduction in construction revenue was due to the absence of work on the carrier TRUMAN, which was delivered in July 1998. Engineering revenue was lower as a result of reduced activity associated with submarine programs.

Third quarter 1999 operating earnings increased $4 million to $47 million compared with the same period in 1998. The volume gains in fleet services, together with improved margins in the construction segment caused the earnings improvement.

                                           FOR THE NINE MONTHS ENDED
--------------------------------------------------------------------------------
                                             1999          1998
--------------------------------------------------------------------------------
MILLIONS
Revenues................................. $ 1,325        $ 1,325
Operating Earnings.......................     163            125

Revenues for the first nine months of 1999 were consistent with the same period in 1998. Increases in fleet services were offset by lower construction and engineering revenues. The fleet services improvement was primarily driven by Nimitz refueling and overhaul activities. Absence of work on the carrier Truman, which was delivered in the third quarter of 1998, was the main driver of the lower construction revenue. Lower engineering revenue was the result of reduced activity associated with submarine programs.

Operating earnings for the first nine months of 1999 increased $38 million compared with the same period in 1998. The 1999 operating earnings included non-recurring gains of $25 million consisting of a break-up fee and option proceeds associated with the termination of the Avondale merger and the settlement of insurance claims on construction contracts. Excluding these one-time items, operating earnings were $138 million, reflecting a 10% increase over the nine-month 1998 operating earnings of $125 million. Fleet services volume gains generated the majority of the earnings improvement.

The Company's funded backlog was $3.2 billion at September 19, 1999, substantially all of which was U.S. Navy-related.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:
                                                       FOR THE NINE MONTHS ENDED
--------------------------------------------------------------------------------
                                                           1999          1998
--------------------------------------------------------------------------------
MILLIONS
Net cash provided by operating activities............... $  141        $     7
Capital expenditures....................................    (10)            (9)
Other investing cash flows..............................    (15)            (5)
                                                         -------        -------

Subtotal................................................    116             (7)
Financing activities....................................   (116)             4
                                                         -------        --------

Net increase (decrease) in cash and cash equivalents.... $    -        $    (3)
                                                         =========      ========


NET CASH PROVIDED BY OPERATING ACTIVITIES

The $134 million increase in 1999's comparative cash flows from operating activities is primarily due to a reduction in working capital, as well as improved earnings as discussed above in "Results of Operations." The reduction in working capital is caused by normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable.

OTHER INVESTING CASH FLOWS

The 1999 investing activities primarily relate to the Company's investment in AMSEC LLC. The Company owns 45% of this new low-cost fleet services organization. The 1998 investing activities primarily relate to investments in five vessel-owning limited liability companies which now own and operate five commercial product tankers delivered by the Company.

FINANCING ACTIVITIES

The financing activities for the nine months ended September 19, 1999 reflect the receipt of proceeds from the issuance of SECT shares related to the Company's benefit plans, the purchase of Company stock under the stock repurchase program, payments on long-term debt, payments on short-term debt, and the payment of three quarterly dividends of four cents per share. For the nine months ended September 20, 1998, the Company borrowed funds under its revolving credit facilities and generated proceeds from the issuance of common stock. These proceeds were partially offset by the purchase of Company stock, payments on long-term debt, and the payment of three quarterly dividends of four cents per share.

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

The Company's Year 2000 evaluation and remediation plan is dual faceted, focusing on both information technology ("IT") systems as well as imbedded, non-IT systems that are integral to specific operating and support functions. The Company has installed new hardware and software in connection with its new "shared data environment," which is expected to help mitigate potential Year 2000 problems.

In 1998, an oversight committee consisting of members of senior management was established. A nationally recognized outside consultant completed a study in July 1998 of the non-IT component of the Company's Year 2000 exposure. The results of that study have been reported to the committee and incorporated into the Company's Year 2000 remediation and contingency plans.

The Company's Year 2000 effort began at the end of 1994 with the identification and remediation of systems using long lead-time dates. That work was completed in the middle of 1996. Remediation of the Company's IT systems is 97% complete, with no mission critical systems remaining. Work on the remaining 3%, consisting of lower priority systems is scheduled to be complete early in the fourth quarter of 1999. In addition, two comprehensive off-site integration tests of IT applications were successfully completed during the first and third quarters of 1999, respectively. Remediation and testing of non-IT systems are 99.9% complete, with no mission critical systems remaining. The remaining 0.1% is scheduled to be complete early in the fourth quarter of 1999.

Remediation work and systems testing is being accomplished using a combination of existing internal Company resources and outsourcing, and is being funded with cash generated from operations and, if necessary, borrowed under existing credit facilities. Expenditures, including consulting fees and expenses, have so far totaled approximately $4 million since inception of the Company's Year 2000 effort in 1994. It is currently projected that aggregate expenditures for both IT and non-IT systems remediation and testing will total approximately
$5 million when finished; however, it should be noted that the budget may from time to time be adjusted should more systems functions requiring remediation be identified, assessed and ranked as to criticality, and appropriate resources allocated and as the Company's contingency planning continues.

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

In April 1998, surveys were sent to nearly 3,000 key suppliers and subcontractors. Due to changes in product lines and reductions to the Company's supplier base, 1,700 out of the original 3,000 were specifically targeted. All but approximately 70 have responded with 100% of those responding indicating they planned Year 2000 compliance by January 1, 2000. Follow up letters have been sent to non-responsive subcontractors, as well as to certain responsive vendors and subcontractors where more substantial assurances were desired. In addition, the Company's Sourcing Division has contacted all non-responsive suppliers and is implementing alternative strategies in cases where vendors and subcontractors remain non-responsive.

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

In case the Company does experience severe Year 2000 financial or operating problems, notwithstanding its efforts to avoid or mitigate problems inherent in its own computer systems or the adverse effects of Year 2000 problems experienced by third parties on whom it is substantially reliant, the Company will implement contingency plans. The Company is working in cooperation with the U.S. Navy and others to ensure continued timely and accurate payments by the U.S. Navy in the event the U.S. Government experiences Year 2000 related payment system problems, with the goal of maintaining the Company's principal source of cash flow uninterrupted and reducing the likelihood that the Company will have to engage in additional borrowings. Contingency procedures will also be implemented with respect to the Company's utilities and plant operations. Each system will be tested, and if necessary, the procedures will be implemented supporting both contingency and back-to-normal operations. Additionally, the Company's IT Division will be staffed to quickly respond to Year 2000 call-ins associated with the Company's affected applications, if any. Furthermore, contingency plans associated with the functional areas of the IT Division, which will be executed during the rollover, have been developed and continue to be refined as conditions change. Implementation of these contingency plans will be a principal focus of the Company throughout the remainder of 1999.

Although no assurances can be given, based on the information presently available to it, management does not expect the overall costs of the Company's efforts to correct the Year 2000 problems inherent in its IT and non-IT systems, or a failure by some of its teaming partners, suppliers, subcontractors and customers to timely anticipate and correct their Year 2000 computer systems problems, to have a material adverse effect on the financial position or results of operations of the Company.

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

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by their use of such terms as "intends," "estimates," "expects," "projects," "anticipates," "should," "believes" and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Financial Statements, (ii) the factors addressed under the caption "Year 2000 Planning and Preparation", and (iii) the following factors: (a) general political, economic and competitive conditions;
(b) further reductions in defense spending; (c) reductions in the volume of U.S. Navy contracts awarded to the Company; (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions; and (e) unanticipated events affecting the Company's efforts and the efforts of its teaming partners, suppliers, subcontractors, and customers (including the U.S. Navy) to timely correct Year 2000 problems inherent in essential computer systems, which could impair the Company's operations or the ability of its customers to timely pay for products and services provided.

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

September 1, 1999    Announcing the appointment of Scott Stabler as Vice
                     President, Assembly, and the retirement of Vice President of Assembly, Test and Trades, George Wade.

August 16, 1999      Announcing the retirement of Dana G. Mead from the Board of
                     Directors of Newport News Shipbuilding Inc.

August 13, 1999      Announcing the election of Charles A. Bowsher to the Board of Directors of Newport News Shipbuilding Inc.

June 24, 1999        Announcing the intended adjournment and relocation of the
                     1999 Annual Meeting of the Stockholders of Newport News
                     Shipbuilding Inc.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         Newport News Shipbuilding Inc.


                                         By:  /s/ David J. Anderson
                                              ---------------------

                                              Senior Vice President and
                                              Chief Financial Officer

Date: 11/1/99