Form 10-K
period 1999-12-31
NEWPORT NEWS SHIPBUILDING INC
filed 2000-03-29
CIK 1025361

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the transition period from          to

                        Commission file number  1-12385

                               _________________

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

                               _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No ____
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $ 841 million at February 1, 2000.

32,321,796 shares of the registrant's Common Stock and associated preferred stock purchase rights were outstanding at February 1, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 18, 2000.

                                    PART I

ITEM 1.  BUSINESS

The Company is the largest non-government-owned shipyard in the U.S., as measured by each of revenues, size of facilities, and number of employees. Its primary business is the design, construction, repair, maintenance, overhaul, and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company believes it currently is: (i) the only shipyard capable of building the U.S. Navy's nuclear-powered aircraft carriers, (ii) the only non-government-owned shipyard capable of refueling and overhauling the U.S. Navy's nuclear-powered aircraft carriers, and (iii) one of only two shipyards capable of building the U.S. Navy's nuclear-powered submarines. Since its inception in 1886, the Company has developed a preeminent reputation through the construction of naval ships and commercial vessels.

In March 1999, the Company announced the formation of a worldwide business partnership with Science Applications International Corp. ("SAIC"). The partnership is a new limited liability company ("LLC") comprised of SAIC's subsidiary, AMSEC, and the Company's life cycle engineering department. The new organization is named AMSEC LLC and has created a low cost fleet services organization capable of providing logistics and life cycle services for aircraft carriers, submarines, surface combatants, and amphibious and auxiliary ships from 20 locations, including every major U.S. Navy port. The new organization employs approximately 1,500 former employees of AMSEC and the Company. The Company owns 45% and SAIC 55% of the new organization.

U.S. Navy contracts for aircraft carrier and submarine construction and carrier refuelings and overhauls have generated the majority of the Company's revenues. Overall, the Company's U.S. Navy business accounted for approximately 98%, 92%, and 94% of the Company's revenues for 1999, 1998, and 1997, respectively. Newport News Shipbuilding has built 10 of the 12 active aircraft carriers in the U.S. fleet, including all nine nuclear-powered aircraft carriers. For the last 39 years, Newport News Shipbuilding has been the sole designer and builder of the U.S. Navy's aircraft carriers.

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

CONSTRUCTION

Construction activities generated approximately 38%, 45%, and 55% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. In recent history, the Company has principally been engaged in designing, constructing, overhauling, and repairing aircraft carriers and submarines for the U.S. Navy, and the Company's strategy is to improve this focus on its core business while growing its U.S. Navy fleet maintenance, repair, and support business.

In June 1998, the Company delivered Harry S. Truman, marking the completion of the eighth Nimitz-class nuclear-powered aircraft carrier built by the Company. Currently, the Company is constructing Ronald Reagan, the ninth Nimitz-class carrier, scheduled for delivery in 2003. Long-lead funding for an additional Nimitz-class aircraft carrier, CVN 77, the last in its class, was originally scheduled to begin in 2000, with full funding for the construction of the carrier slated for 2002. The Company proposed accelerating funding as a means of reducing the acquisition cost of the carrier, and Congress responded by providing approximately $49 million in 1998 and $125 million in 1999 for the program. Full funding for CVN 77 is expected to be approved by Congress in 2000.

As part of its continuing efforts to provide value and attract future work, the Company established its Innovation Center ("Center") in 1996. The Center provides a state-of-the-art venue for design and systems solutions to reduce both acquisition and life-cycle costs of vessels. The Center seeks to develop the most innovative and cost-effective designs for future aircraft carriers and submarines built at the Company. The Center also seeks to provide an optimum setting for integrated product and process development teams.

In June 1998, the Commonwealth of Virginia approved $98 million in funding for the Company to construct and operate the Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"). VASCIC will serve as the focal point for the Company to advance the integration of systems, promote the application of emerging technology into current and future carriers, and position the Company as the technology and design leader for the next class of nuclear-powered aircraft carriers, CVNX. VASCIC will enhance and promote the quality and competitiveness of Virginia's shipbuilding industry through testing and integration development projects, research, and training of workers in the shipbuilding industry.

The Company is currently performing design concept studies for the next generation of aircraft carriers, CVNX, to follow the Nimitz-class. The first aircraft carrier in this new class, CVNX1 is expected to be awarded in 2006. In September 1998, the Defense Acquisition Board announced that future aircraft carriers will be large-deck and nuclear. Because of its position as the only shipyard capable of building the U.S. Navy's nuclear-powered aircraft carriers, the Company believes it is in a strong competitive position to be awarded these contracts, although no assurances can be given that it will receive any award, that the project will not be delayed, or that the project will be funded by Congress.

The Company is also one of two U.S. manufacturers of U.S. Navy nuclear-powered submarines. The Company has constructed 53 nuclear-powered submarines, including 39 fast attack submarines and 14 of the larger, fleet ballistic missile submarines. The Company delivered its final Los Angeles-class submarine in August 1996.

At the urging of the U.S. Navy, the Company and Electric Boat Corporation ("Electric Boat"), a wholly-owned subsidiary of General Dynamics Corporation, reached an agreement in February 1997 to cooperatively build the first four new nuclear attack submarines of the Virginia class ("NSSNs") included in the President's defense budget. The teaming agreement calls for each company to construct certain portions of each submarine, with final assembly, testing, outfitting, and delivery alternating between the two yards. Electric Boat is the prime contractor and lead designer under the agreement. In September 1997, Congress approved the Company's teaming arrangement for co-production of the first four NSSNs as part of the 1998 fiscal year defense authorization and appropriations processes. The teaming arrangement ensures the Company's early and ongoing participation in this important program. In September 1998, under the teaming arrangement, the Company aided in the negotiation of a $4.2 billion
contract for co-production of the first four NSSNs.   Design, development, and
planning work took place over the course of 1998, with the Company initiating significant NSSN construction in early 1999. The Company estimates that the NSSN program could total up to 30 submarines, although no assurances can be given as to the number of NSSNs that ultimately will be procured and built by the Company, either alone or in cooperation with Electric Boat.

As part of a strategy introduced in the early 1990's to add to its core U.S. Navy business, the Company pursued orders for products and services from commercial customers. From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine Double Eagle product tankers. In March 1998, the Company announced changes in its commercial shipbuilding business that resulted in only six ships being built. All six ships have been delivered, and the Company withdrew from this market in the middle of 1999.

FLEET SERVICES

The Company provides ongoing maintenance for the U.S. Navy's vessels through overhaul, refueling, and repair work, representing approximately 49%, 39%, and 29% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. The Company possesses unique expertise in servicing nuclear naval systems, and believes it is the only non-government-owned shipyard presently capable of refueling nuclear-powered aircraft carriers. The Company has had a leading share of the market in aircraft carrier refueling and overhauls.

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

Aircraft carrier work is generally assigned by the U.S. Navy based on the type of work, location, and cost. In May 1998, the Company began refueling work on the Nimitz, the first refueling of a Nimitz-class aircraft carrier. Each Nimitz-class aircraft carrier will be refueled once in its 50-year life. The Company estimates that up to ten Nimitz-class aircraft carriers could be refueled over the next 30 to 40 years, although no assurances can be given as to the number of Nimitz-class carriers that will be refueled and that the Company will receive any award. In July 1998, the Company finished the yearlong overhaul and repair of the USS Theodore Roosevelt. The Company also completes Post Shake-Down Availabilities ("PSA") on carriers and submarines, consisting of repairs and maintenance after original delivery of a vessel to the U.S. Navy. PSA work on the aircraft carrier Harry S. Truman was completed during 1999.

During 1999, the Company completed the final major phase of the inactivation of the USS Narwhal, a one-of-a-kind fast attack nuclear submarine. The Company also completed a number of short-duration government and commercial ship repair jobs in 1999.

In December 1997, the Company completed its acquisition of Continental Maritime Industries, Inc. ("CMI"), a ship repair yard in San Diego, California engaged in repair programs for the U.S. Navy's West Coast fleet. The acquisition is a key component of the Company's long-term strategy to broaden its base of services to the U.S. Navy. In addition to providing an immediate presence in San Diego, the U.S. Navy's primary homeport on the West Coast, CMI offers the Company an experienced management team that has a successful track record in the West Coast ship repair and fleet support markets. In April 1999, the Company completed the first Planned Incremental Availability ("PIA") for the John C. Stennis at its homeport in San Diego, California.

ENGINEERING

The Company provides engineering, planning, and design services primarily to the U.S. Navy, representing approximately 12%, 15%, and 15% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. The Company maintains a stable level of funded engineering support services for the U.S. Navy, which includes new aircraft carrier research and development, reactor plant planning, and aircraft carrier and submarine engineering support. The Company is a leader in aircraft carrier design, performing a majority of the ship integration and related design development work for the Naval Sea Systems Command. U.S. Navy shipyards, however, have historically received design contracts for the non-nuclear portions of the aircraft carriers. The Company has been able to apply its engineering capabilities in a variety of projects for the U.S. Navy, including being the lead design yard and planning yard for the Los Angeles-class submarine and lead design yard for the Seawolf-class submarine.

COMPETITION

The reduced level of shipbuilding activity by the U.S. Navy during the past decade has resulted in fewer contracts and workforce reductions in the industry, but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of large shipyards. Based on the President's 2000 budget, in the Company's opinion, the number of programs currently planned by the U.S. Navy over the next several years will remain steady or increase slightly.

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

GOVERNMENT CONTRACTING, CLAIMS, AND INVESTIGATIONS

More than 95% of the Company's sales involve contracts entered into with the U.S. Government. The Company's principal U.S. Government business is currently performed under fixed price ("FP"), fixed price plus incentive fee ("FPIF"), cost plus incentive fee ("CPIF"), and cost plus fixed fee ("CPFF") contracts. The risk to the Company of not being reimbursed for its costs varies with the type of contract. Under FP contracts, the contractor retains all cost savings on completed contracts, but is liable for the full amount of all expenditures in excess of the contract price. FPIF contracts, on the other hand, provide for cost sharing between the U.S. Government and the contractor. The contractor's fee is increased or decreased according to a formula set forth in the contract, which generally compares the amount of cost incurred to the contract target cost. The U.S. Government is liable for all allowable costs up to a ceiling price. Under CPIF contracts, the contractor's profit is determined by a contractually specified formula, which essentially compares allowable incurred costs to the contract target cost. Under CPFF contracts, with few exceptions, the fee is the same without regard to the amount of cost incurred. The Company currently constructs aircraft carriers pursuant to FPIF contracts and submarines pursuant to CPIF contracts, but it performs work for the U.S. Government under all of the types of contracts described above.

Contracting with the U.S. Government may also result in the Company filing Requests for Equitable Adjustments ("REA") in connection with its contracts. REA's represent claims against the U.S. Government for changes in the original contract requirements and resulting delays and disruption in contract performance. In December 1999, the Company issued four REA's claiming entitlement to certain allowable costs as a result of the impact to the Company's performance due to a labor force strike. Management does not believe the final negotiation of the REA's will have a material impact on the financial position, results of operations, or cash flows of the Company.

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

The Company is currently involved in several such audits and other investigative proceedings with the U.S. Government. Although the eventual outcome of these audits and investigations cannot be determined at this time, management believes, based on current information, that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company (See Note 13 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Company).

REGULATION

The Company is subject to stringent environmental laws and regulations in all jurisdictions in which it operates. Management of the Company believes that the Company is in substantial compliance with all applicable environmental laws and regulations. Historically, environmental compliance costs incurred by the Company have not been material. Like all of its U.S. competitors, the Company will be required to upgrade its air emission control facilities pursuant to recently drafted regulations under the Clean Air Act Amendments of 1990. These regulations call for a phased-in compliance program so that the Company will continue to incur such costs through 2000. Environmental compliance costs for the year ended December 31, 1999 were not material to the Company's financial position, results of operations, or cash flows. Although there can be no assurances, management does not believe that future environmental compliance costs will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

BACKLOG

The Company's funded backlog at December 31, 1999 and 1998 was $3.2 billion and $3.9 billion, respectively. Backlog levels can change and U.S. Government contracts can be unilaterally terminated for the convenience of the U.S. Government at any time with compensation for work completed. More than 97% of the Company's backlog at December 31, 1999 continued to be U.S. Navy-related. Additions anticipated in 2000 include additional funding for the third and fourth Virginia-class attack submarine construction contracts, as well as an expected contract award for the next Nimitz-class aircraft carrier, CVN 77. There can be no assurance, however, that such awards will materialize or will not be delayed or modified due to uncertainties inherent in the legislative and contract negotiation processes. The portion of 1999's backlog expected to remain at December 31, 2000 is $1.6 billion.

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operating costs and expenses as incurred. The amounts charged during the years ended December 31, 1999, 1998, and 1997 were $9 million, $24 million, and $38 million, respectively. Under current regulations, research and development costs can be charged to the U.S. Government as allowable overhead allocated across all of the Company's contracts. The actual amount of research and development costs allowed to pass through U.S. Navy contracts is reviewed annually. Additionally, research and development costs can also be directly funded by the U.S. Government through specific contracts. These contracts produce quantifiable deliverables for the U.S. Navy, for example, certain research and development projects on aircraft carriers. Such research and development costs incurred under specific customer contracts during the years ended December 31, 1999, 1998, and 1997 were $33 million, $57 million, and $38 million, respectively.

EMPLOYEES

At the end of 1999, the Company had approximately 17,300 employees, of whom approximately 51% were covered by collective bargaining agreements with various unions. The Company has entered into three collective bargaining agreements covering nearly all of the Company's approximately 8,850 hourly employees. A new agreement with the United Steelworkers of America that covers approximately 8,700 employees was ratified on July 30, 1999. This agreement ended a strike that began when the Company's previous labor agreement expired on April 4, 1999. Management believes that the financial terms of the new contract will not have a material impact on the financial position or results of operation of the Company. The other agreements cover approximately 150 employees and expire by 2001.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements concerning, among other things, the Company's prospects, anticipated developments and business strategies. These forward-looking statements are identified by terms such as "intends," "estimates," "expects," "projects," "anticipates," "goal," "plan," "should," "believes," "assumed" and "scheduled." The Company's actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference include (i) the factors discussed above in this Item 1, Item 2, Item 3 and in Notes 2, 10, and 13 to the Company's Consolidated Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general U.S. and international political, economic and competitive conditions; (b) initiatives to reduce the federal budget, including further reductions in defense spending, or the failure of anticipated increases in defense spending to materialize in whole or in part; (c) reductions in the number or size of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.

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

ITEM 3.  LEGAL PROCEEDINGS

The information set forth in Item 1 under the caption "Government Contracting, Claims and Investigations" appearing on pages 4 and 5, and in Note 13 - "Commitments and Contingencies - Government Contracting and - Significant Estimates" to the Consolidated Financial Statements of the Company appearing on pages 39 through 40, of this Annual Report on Form 10-K is incorporated herein by reference in response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to executive officers of the Company, set forth in Item 10, appearing on page 45 of this Annual Report on Form 10-K, is hereby incorporated in this Item 4.1 by reference.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock, par value $.01 per share (the "Common Stock"), of the Company is listed on the New York and Chicago Stock Exchanges. Options in the Company's stock are traded on the American Stock Exchange.

The following table reflects the range of high and low selling prices of the Company's common stock by accounting quarter for 1999 and 1998 based on selling prices as reported by the New York Stock Exchange.

                                                              1999
                                                    ----------------------
                                                       High         Low
                                                    ----------  ----------
     First Quarter............................      $ 34        $ 27
     Second Quarter...........................        34  1/4     25 11/16
     Third Quarter............................        32 15/16    29  7/16
     Fourth Quarter...........................        33          24  3/4

                                                              1998
                                                    ----------------------
                                                       High         Low
                                                    ----------  ----------
     First Quarter............................      $ 28 3/4     $ 22 1/2
     Second Quarter...........................        28 3/4       25 1/4
     Third Quarter............................        27 7/8       23 1/4
     Fourth Quarter...........................        33 7/16      25 3/8

Dividends of $5.6 million were paid on the common stock during each of 1999 and 1998, respectively. As of December 31, 1999, the Company had 32,582,596 shares of common stock outstanding. As of February 1, 2000, there were approximately 35,000 holders of record of common stock. The Company's long-term debt obligations contain certain customary restrictive covenants, including a limitation on the payment of dividends (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company).

ITEM 6.   SELECTED FINANCIAL DATA

                                                             Years Ended December 31,
                                                 ----------------------------------------------
                                                 1999(a)    1998(a)    1997(a)    1996     1995
                                                 -------    -------    -------    ----     ----
Millions, except per share data
STATEMENTS OF EARNINGS DATA:
Revenues......................................    $1,863     $1,862    $1,707    $1,870   $1,756
                                                  ======     ======    ======    ======   ======
Net earnings (loss)...........................    $   97     $   66    $  (48)   $   55   $   73
                                                  ======     ======    ======    ======   ======
Net earnings  (loss) per common share (b)
  Basic.......................................    $ 2.83     $ 1.91    $(1.39)   $ 1.60      N/A
                                                  ======     ======    ======    ======   ======
  Diluted.....................................    $ 2.72     $ 1.85    $(1.39)   $ 1.60      N/A
                                                  ======     ======    ======    ======   ======

BALANCE SHEET DATA:
Total assets..................................  $1,512     $1,600     $1,515     $1,535   $1,427
                                                ======     ======     ======     ======   ======
Long-term obligations (c).....................  $  525     $  591     $  548     $  596   $  292
                                                ======     ======     ======     ======   ======
Cash dividends declared per common share (d)..  $  .16     $  .16     $  .16        N/A      N/A
                                                ======     ======     ======     ======   ======

(a) For a discussion of significant items affecting comparability of the financial information as of and for the years ended December 31, 1999, 1998, and 1997, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) Basic net earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of common shares outstanding for the years ended December 31, 1999, 1998, 1997, and the period from December 12, 1996 through December 31, 1996. Since the Company was a wholly-owned subsidiary prior to December 12, 1996, there are no comparable results for prior periods (See Note 1 - "Basis of Presentation and Description of Business" to the Consolidated Financial Statements of the Company).

(c) Amounts prior to 1996 represent debt allocated to the Company from its former parent (See Note 1 - "Basis of Presentation and Description of Business" to the Consolidated Financial Statements of the Company). Historical amounts for 1999, 1998, 1997 and 1996 represent obligations of the Company as a separate public entity.

(d) Cash dividends declared per common share were four cents per share for each quarter in 1999, 1998 and 1997. Since the Company was a wholly-owned subsidiary prior to December 12, 1996, there are no comparable results for prior periods (See Note 1 - "Basis of Presentation and Description of Business" to the Consolidated Financial Statements of the Company).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes contained herein. In order to more effectively match revenues, costs, and profits with operating segments, certain amounts for 1998 and 1997 have been reclassified to conform with the 1999 presentation.

The U.S. Navy accounted for approximately 98% of the Company's revenues in 1999, 92% in 1998, and 94% in 1997. One-third of the Company's principal U.S. Navy business is currently being performed under firm fixed price or fixed price incentive contracts, which wholly or partially cause the risk of construction costs that exceed the contract target cost to be borne by the Company. The accompanying table summarizes the percentage of revenues by contract type.

                                                 For the Year Ended December 31,
---------------------------------------------------------------------------------
Contract Type                                       1999       1998      1997
---------------------------------------------------------------------------------
Firm Fixed Price/Fixed Price Incentive........        33%        50%       61%
Cost Based....................................        67         50        39
                                                    ----       ----      ----

Total.........................................       100%       100%      100%
                                                    ====       ====      ====

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

1999 COMPARED TO 1998

RESULTS OF OPERATIONS

                                        For the Year Ended December 31,
-------------------------------------------------------------------------
Revenues                                      1999           1998
-------------------------------------------------------------------------
Millions
Construction..........................       $  710         $  839
Fleet Services........................          913            724
Engineering...........................          228            286
Related Businesses & Other............           12             13
                                             ------         ------

Total.................................       $1,863         $1,862
                                             ======         ======

The Company's 1999 revenues of $1.86 billion are slightly ahead of 1998. The 1999 revenues, as detailed in the following discussion of operations, are driven by higher volume in Fleet Services, offset by lower volume in Construction and Engineering.

Construction - The $129 million decrease in revenues is primarily due to lower carrier construction and commercial shipbuilding activity. The lower carrier construction activity is due to the delivery of the aircraft carrier Truman in June 1998, as well as lower volume on the aircraft carrier Reagan. The lower commercial shipbuilding revenue reflects the delivery of the sixth and final commercial product tanker in June 1999. These decreases are partially offset by increased construction activity on the Virginia class of nuclear attack submarines, as well as planning activity on CVN 77, the transition ship to the next class of aircraft carriers.

Fleet Services - The $189 million increase in revenues is due to higher levels of refueling and overhaul activity on the aircraft carrier Nimitz. Other improvements were generated by post-delivery work on the aircraft carrier Truman and limited overhaul work on the aircraft carrier Enterprise. These increases are partially offset by the delivery of the aircraft carrier Roosevelt in July 1998 after successful completion of an extended dry-docking selected restricted availability ("EDSRA").

Engineering - Revenues decreased $58 million in 1999. The majority of the decrease is attributable to reduced activity associated with submarine engineering programs.

Related Businesses & Other - Revenues from Related Businesses & Other was consistent with 1998 levels.

                                        For the Year Ended December 31,
-------------------------------------------------------------------------
Operating Earnings                            1999           1998
-------------------------------------------------------------------------
Millions
Construction..........................       $  102         $  87
Fleet Services........................           85            70
Engineering...........................           15            19
Related Businesses & Other............           16            (1)
                                             ------         -----
Total.................................       $  218         $ 175
                                             ======         =====

Operating earnings of $218 million in 1999 substantially exceeded reported performance in 1998. The 1999 operating earnings included non-recurring gains of $25 million consisting of a break-up fee and option proceeds associated with the termination of a planned merger with Avondale Industries, Inc. and the settlement of insurance claims on construction contracts. Excluding these one-time items, operating earnings are $193 million reflecting a 10% increase over 1998 operating earnings of $175 million.

Construction - The $15 million increase in operating earnings is primarily attributable to $10 million in non-recurring gains related to insurance claim settlements on construction contracts, as well as lower period costs associated with the completion of the Double Eagle product tanker construction program. These increases are partially offset by lower construction activity on the aircraft carriers Truman and Reagan.

Fleet Services - The $15 million increase in operating earnings is primarily due to higher levels of refueling and overhaul activity on the aircraft carrier Nimitz. Other improvements were generated by PSA work on the aircraft carrier

Truman and planning work on the aircraft carrier Eisenhower. These improvements are partially offset by the re-delivery of the aircraft carrier Roosevelt in July 1998.

Engineering - The $4 million decrease in operating earnings for Engineering work primarily reflects reduced activity associated with submarine engineering programs.

Related Businesses & Other - The majority of the $17 million increase is a result of $15 million of non-recurring gains related to a break-up fee and option proceeds associated with the termination of a planned merger with Avondale Industries, Inc.

LIQUIDITY AND CAPITAL RESOURCES

                                               For the Year Ended December 31,
--------------------------------------------------------------------------------
Cash Flows                                           1999          1998
--------------------------------------------------------------------------------
Millions
Net cash provided by operating activities....       $ 174         $   3
Capital expenditures.........................         (29)          (26)
Other investing cash flows...................         (15)          (10)
                                                    -----         -----

Subtotal.....................................         130           (33)
Financing activities.........................        (131)           33
                                                    -----         -----

Net increase in cash and cash equivalents....       $  (1)        $   -
                                                    =====         =====

Net Cash Provided by Operating Activities - The $171 million increase in the 1999 comparative cash flows from operating activities is primarily due to a reduction in working capital, as well as improved earnings as discussed above in "1999 compared to 1998 - Results of Operations, Operating Earnings." The reduction in working capital is due to normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable. Additionally, 1999 reflects lower tax payments as compared to 1998 due to the recognition in 1998 of income previously deferred for tax purposes on the contract for the aircraft carriers Stennis and Truman.

Capital Expenditures - Capital expenditure increases in 1999 are attributable to the continuation of strategic capital improvement programs, such as the construction of a dedicated refueling complex to support carrier and submarine refueling and overhaul activities.

Other Investing Cash Flows - Other investing cash flow activities in 1999 relate to a $13 million investment in AMSEC LLC. The Company owns 45% of this new low-cost fleet services organization. In addition, the Company also made $2 million of net investments related to its equity ownership interest in five vessel-owning limited liability companies which now own and operate five commercial product tankers delivered by the Company. The Company currently owns approximately 24% of these limited liability companies. The 1998 investing activities primarily relate to investments in the five vessel-owning limited liability companies.

Financing Activities - In 1999, the Company received $23 million from issuances of stock. These funds, as well as those generated from operations, enabled the Company to pay off long-term debt, reduce revolver borrowings, purchase company stock on the open market, and pay an annual dividend of sixteen cents per share. In 1998, the Company received $79 million of net proceeds from borrowing activities and $9 million from issuances of stock. These proceeds were utilized to purchase company stock, pay off long-term debt, and pay dividends.

Capital Requirements and Resources - The Company requires that adequate working capital be available at all times. While construction and conversion contracts provide for progress payments, they generally require extensive investment in contracts in process because of contract progress payment retentions and change orders. Retentions, generally due upon completion or acceptance of the contracted work, amounted to $11 million as of December 31, 1999. Change orders, which make up an appreciable portion of the Company's work, sometimes require extended periods of negotiation during which time the expended funds are not available for other uses. In addition, the Company estimates that expenditures aggregating approximately $21 million will be required after December 31, 1999 to complete planned projects for which substantial commitments have been made. It is anticipated that the Company will utilize cash generated from operations or borrowings under existing credit facilities to meet these commitments.

On November 4, 1996, the Company entered into a $415 million senior credit facility ("Credit Agreement") which includes a $215 million six-year revolving credit facility, of which $125 million may be used for advances and letters of credit and $90 million may be used for standby letters of credit. This Credit Agreement contains customary financial and restrictive covenants which limit borrowing capacity under the credit facility. As of December 31, 1999, the Company had used $14 million of the credit facility for standby letters of credit and utilized $32 million of the $125 million for advances (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company).

On June 9, 1998, the Company entered into a $75 million 364-Day Revolving Credit Facility. This facility expired on June 8, 1999. (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company).

In June 1998, the Commonwealth of Virginia ("the State") approved $98 million in funding, comprised of $58 million for the Company to construct and $40 million for the Company to operate the Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"). The cost to build VASCIC approximates $58 million, which equals the planned construction funding amount from the State. The Company has no legal obligation to complete the building should the State not provide full construction funding as contemplated under passed legislation. The State has funded $21 million to date on this project, which is expected to be completed in the third quarter of 2001.

Off-Balance Sheet Financing Arrangements - The Company has certain off-balance sheet financing arrangements in the form of long-term operating leases and service agreements (See Note 13 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Company).

INTEREST AND INCOME TAXES

Interest expense is principally generated from the Company's senior notes and term loan (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company). Expense for 1999 is lower than the previous year due to lower revolver borrowings.

The effective tax rates for 1999 and 1998 are approximately 41% and 42%, respectively. The difference between the Company's effective tax rate in 1999 as compared to the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

OTHER MATTERS

Year 2000 Planning and Preparation

Newport News Shipbuilding Inc. has not experienced any production delays as a result of Y2K compliance initiatives. Expenditures, including consulting fees and expenses, have so far totaled approximately $4 million since inception of the Company's Year 2000 effort in 1994. The areas addressed in the Company's Year 2000 Plan have since been revisited and verified, including supplier and vendor compliance. No unbudgeted expenditures are expected to occur in the future.

1998 COMPARED TO 1997

RESULTS OF OPERATIONS

                                           For the Year Ended December 31,
----------------------------------------------------------------------------
Revenues                                        1998            1997
----------------------------------------------------------------------------
Millions
Construction..........................         $  839          $  940
Fleet Services........................            724             501

Engineering...........................            286             250
Related Businesses & Other............             13              16
                                               ------          ------

Total.................................         $1,862          $1,707
                                               ======          ======

The Company's revenues increased 9.1% during 1998, improving to $1.86 billion from $1.71 billion. The higher revenue level, as detailed in the following discussion of operations, was driven by Fleet Services and Engineering.

Construction - The $101 million decrease in revenues is primarily attributable to lower carrier construction activity due to the delivery of the aircraft carrier Truman in June 1998. Revenues are also lower since the second of two Sealift conversion vessels was delivered in May 1997. These decreases are partially offset by increased construction activity on the aircraft carrier Reagan and the Virginia class of nuclear attack submarines.

Fleet Services - The $223 million increase in revenues is due to higher levels of refueling and overhaul activity on the aircraft carrier Nimitz, which arrived at the shipyard in May 1998. Other improvements are generated by increased commercial and government ship repair activity, incremental planning work on the submarine Narwhal inactivation, and contributions from the Company's wholly-owned subsidiary, Continental Maritime Industries, Inc. ("CMI"), which was acquired in December 1997. These increases are partially offset as a result of the delivery of the aircraft carrier Roosevelt in July 1998 after successful completion of the extended dry-docking selected restricted availability ("EDSRA").

Engineering - Revenues improved $36 million in 1998, increasing to $286 million from $250 million in 1997. The majority of the increase is attributable to higher levels of activity on aircraft carrier design, the Virginia class of attack submarine, nuclear engineering, and submarine research and development. Engineering work on Seawolf and Los Angeles class submarines decreased during the year due to the maturity of these programs.

Related Businesses & Other - Revenues from Related Businesses & Other decreased $3 million in 1998. The lower level of activity is due to miscellaneous services for such items as valve and pump repair and consulting and technical services.

                                             For the Year Ended December 31,
-----------------------------------------------------------------------------
Operating Earnings                                1998           1997
-----------------------------------------------------------------------------
Millions
Construction..............................       $  87          $ (94)
Fleet Services............................          70             55
Engineering...............................          19             20
Related Businesses & Other................          (1)             -
                                                 -----          -----

Total.....................................       $ 175          $ (19)
                                                 =====          =====

Operating earnings of $175 million in 1998 substantially exceeded reported performance in 1997, when $207 million of net additional charges against operating earnings on the Double Eagle product tanker construction program resulted in a reported operating loss of $19 million for the total Company. In addition to the year-over-year gains associated with stability in the commercial tanker program, increases were also generated through higher levels of Fleet Services and changes in the estimated future recoverability of postretirement and postemployment benefits costs under the Company's backlog of government contracts. Partially offsetting these increases is the decline in income from the June 1998 delivery of the aircraft carrier Truman and provisions for government contract and other matters.

Construction - The $181 million increase in operating earnings is primarily attributable to the charges recorded in 1997 on the Double Eagle product tanker construction program. This increase is partially offset by lower construction activity on the aircraft carrier Truman, which was delivered in June 1998. Contributions from construction activity on the aircraft carrier Reagan are comparable for the two years.

Fleet Services - The $15 million increase in operating earnings is due to higher levels of refueling and overhaul activity on the aircraft carrier Nimitz, increased commercial and government ship repair activity, incremental planning work on the submarine Narwhal inactivation, and contributions from CMI. These increases are partially offset as a result of the delivery of the aircraft carrier Roosevelt in July 1998 after successful completion of EDSRA work.

Engineering - Operating earnings for Engineering work are consistent between the two years.

Related Businesses & Other - Amounts are not material to either period.

LIQUIDITY AND CAPITAL RESOURCES

                                               For the Year Ended December 31,
-------------------------------------------------------------------------------
Cash Flows                                           1998           1997
-------------------------------------------------------------------------------
Millions
Net cash provided by operating activities...        $   3          $ 105
Capital expenditures........................          (26)           (31)
Other investing cash flows..................          (10)            (3)
                                                    -----          -----

Subtotal....................................          (33)            71
Financing activities........................           33            (69)
                                                    -----          -----

Net increase in cash and cash equivalents...        $   -          $   2
                                                    =====          =====

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

Other Investing Cash Flows - The 1998 and 1997 investing activities primarily relate to investments in five vessel-owning limited liability companies in partnership with a U.S. shipping firm, which will own and operate five commercial product tankers built by the Company. The Company delivered three of the ships during the fourth quarter of 1998. The remaining two ships were delivered in 1999.

Financing Activities - In 1998, the Company received $79 million of net proceeds from borrowing activities and $9 million from issuance of stock. These proceeds were utilized to purchase company stock, pay off long-term debt, and pay dividends. In 1997, the Company received $21 million from the issuance of stock. These funds, as well as those generated from operations, enabled the Company to pay off long-term debt, purchase Company stock on the open market for employee benefit plans and treasury stock, and pay an annual dividend of sixteen cents per share.

INTEREST AND INCOME TAXES

Interest expense is principally generated from the Company's senior notes and term loan (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company). Expense for 1998 is higher than the previous year due to a settlement with the U.S. Government related to the former parent's retirement plan (See Note 10 - "Employee Benefit Plans - Pension Benefits" to the Consolidated Financial Statements of the Company).

The effective tax rates for 1998 and 1997 are approximately 42% and 35%, respectively. The difference between the Company's effective tax rate in 1998 as compared to the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

CHANGES IN ACCOUNTING PRINCIPLES

During 1998, the Company adopted Financial Accounting Standards Board statement ("FAS") No. 130, "Reporting Comprehensive Income". FAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in a full set of general purpose financial statements. The Company did not have any material comprehensive income required to be reported in 1998.

During 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". FAS No. 131 establishes standards for reporting information about operating segments in annual consolidated financial statements and requires selected information about operating segments in interim financial reports issued to stockholders (See Note 15 - "Reportable Segments" to the Consolidated Financial Statements of the Company).

In December 1997, the AICPA issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The SOP provides, among other things, that an entity recognize a liability for the present value of estimated future guaranty-fund and other insurance-related assessments. As the Company has ceded certain workers' compensation claims to a second-injury fund administered by the U.S. Department of Labor and is subject to an annual assessment, the Company elected early adoption of SOP 97-3 in 1998. The adoption of SOP 97-3 did not have a material impact on the Company's financial position, results of operations, or cash flows.

During the fourth quarter of 1998, the Company adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". FAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required in the past (See
Note 10 - "Employee Benefit Plans" to the Consolidated Financial Statements of the Company).

RECENTLY ISSUED STANDARDS

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, (as amended by FAS No. 137) "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS No. 133 is effective for fiscal years beginning after June 20, 2000. The Company engages in minimal derivative activity and therefore the adoption of this new standard is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investment portfolio and the debt outstanding under the Credit Agreement (See Note 7 - "Long-Term Debt and Financing Arrangements" and Note 8 - "Financial Instruments" to the Consolidated Financial Statements of the Company).

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

The Company's policy is to manage interest rate risk associated with its outstanding debt obligations through the use of a combination of fixed and floating rate debt. With the exception of the Company's Term Loans and Revolving Credit Facilities (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company), all other outstanding debt obligations are fixed. As of December 31, 1999, approximately 73% of the Company's outstanding debt was fixed-rate debt. Interest rate swaps may be used to adjust interest exposure when appropriate, based upon market conditions. Additionally, the Company may use interest rate CAPs to limit the interest rate risk on its floating-rate debt. All of the Company's outstanding debt obligations are denominated in U.S. Dollars. As of December 31, 1999, the Company had no interest-rate derivative contracts outstanding.

Foreign Currency Risk

Although the majority of the Company's transactions are in U.S. Dollars, the Company periodically enters into foreign currency forward exchange contracts to hedge certain specific transactions associated with the purchase of raw materials and machinery denominated in a foreign currency. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. Such contracts generally mature in one year or less and the cost of replacing these contracts in the event of nonperformance by counter parties is not significant. Unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. The Company does not enter into foreign currency contracts for trading purposes. As of December 31, 1999, the Company had no foreign currency contracts outstanding.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                             Page
                                                                                             ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants...................................................    18
Consolidated Statements of Earnings for each of the three years in the
     period ended December 31, 1999........................................................    19
Consolidated Balance Sheets as of December 31, 1999 and 1998...............................    20
Consolidated Statements of Cash Flows for each of the three years in the
     period ended December 31, 1999........................................................    21
Statements of Changes in Consolidated Stockholders' Equity for each of the three years in
     the period ended December 31, 1999....................................................    22
Notes to Consolidated Financial Statements.................................................    23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Newport News Shipbuilding Inc.:

We have audited the accompanying consolidated balance sheets of Newport News Shipbuilding Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows, and changes in stockholders' equity for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport News Shipbuilding Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                              ARTHUR ANDERSEN LLP

Vienna, Virginia

February 1, 2000

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       Year Ended December 31,
                                                           ----------------------------------------------
                                                              1999              1998             1997
                                                           -----------       -----------      -----------
Millions (Except Shares and Per Share Amounts)
Revenues.................................................  $     1,863           $ 1,862          $ 1,707
Operating Costs and Expenses.............................       (1,661)           (1,687)          (1,729)
Other Income (Expense), net..............................           16                 -                3
                                                           -----------       -----------      -----------

Operating Earnings (Loss)................................          218               175              (19)
  Interest Expense, net of interest capitalized..........          (54)              (61)             (55)
                                                           -----------       -----------      -----------

Earnings (Loss) Before Income Taxes......................          164               114              (74)
(Provision) Benefit  for Income Taxes....................          (67)              (48)              26
                                                           -----------       -----------      -----------

Net Earnings (Loss)......................................  $        97       $        66      $       (48)
                                                           ===========       ===========      ===========

Weighted Average Number of Common Shares Outstanding
 Basic...................................................   34,115,713        34,677,706       34,741,818
                                                           ===========       ===========      ===========
 Diluted.................................................   35,451,766        35,794,090       34,741,818
                                                           ===========       ===========      ===========

Net Earnings (Loss) Per Common Share
 Basic...................................................  $      2.83       $      1.91      $     (1.39)
                                                           ===========       ===========      ===========
 Diluted.................................................  $      2.72       $      1.85      $     (1.39)
                                                           ===========       ===========      ===========

Dividends Declared Per Common share......................  $       .16       $       .16      $       .16
                                                           ===========       ===========      ===========


The accompanying notes are an integral part of these consolidated statements of earnings.


                        NEWPORT NEWS SHIPBUILDING INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                           ----------------
Millions (Except Shares and Per Share Amounts)                              1999     1998
                                                                           -------  -------
ASSETS
Current Assets
Cash and Cash Equivalents................................................  $    2   $    3
Accounts Receivable......................................................      93      143
Contracts in Process.....................................................     317      334
Inventory................................................................      55       52
Deferred Income Taxes....................................................     108      116
Other Current Assets.....................................................      17       12
                                                                           ------   ------

Total Current Assets.....................................................     592      660
                                                                           ------   ------

Noncurrent Assets
Property, Plant, and Equipment, net......................................     716      763
Other Assets.............................................................     204      177
                                                                           ------   ------

Total Noncurrent Assets..................................................     920      940
                                                                           ------   ------

                                                                           $1,512   $1,600
                                                                           ======   ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable...................................................  $   88   $  129
Short-Term Debt..........................................................      29       38
Postretirement Benefits..................................................     124      122
Other Accrued Liabilities................................................     205      229
                                                                           ------   ------

Total Current Liabilities................................................     446      518
                                                                           ------   ------

Noncurrent Liabilities
Long-Term Debt...........................................................     525      591
Deferred Income Taxes....................................................     233      235
Other Long-Term Liabilities..............................................      35       24
                                                                           ------   ------

Total Noncurrent Liabilities.............................................     793      850
                                                                           ------   ------

Commitments and Contingencies (See Note 13)

Stockholders' Equity
Common Stock, $.01 par value -
  authorized 70,000,000 shares; issued 35,290,652 shares at
  December 31, 1999, and 35,286,386 shares at December 31, 1998..........       1        1
Paid-In Capital..........................................................     264      276
Retained Earnings / ( Deficit )..........................................      84       (7)
Unearned/Deferred Compensation...........................................      (3)      (4)
Stock Employee Compensation Trust (SECT) - shares held of 2,661,926 and
  1,022,177 at December 31, 1999 and December 31, 1998, respectively.....     (73)     (34)
                                                                           ------   ------
Total Stockholders' Equity...............................................     273      232
                                                                           ------   ------

                                                                           $1,512   $1,600
                                                                           ======   ======

The accompanying notes are an integral part of these consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended December 31,
                                                           --------------------------
                                                             1999     1998     1997
                                                           --------  -------  -------
Millions
Cash Flows from Operating Activities:
Net Earnings (Loss)......................................    $  97    $  66    $ (48)
Adjustments to Reconcile Net Earnings (Loss) to
  Net Cash Provided (Used) by Operating Activities -
     Depreciation and Amortization.......................       66       62       68
     Deferred Income Taxes...............................        6      (30)     (38)
     Loss on Asset Dispositions..........................       10       17        -
     (Gain) Loss On Equity Investments...................       (1)       1        1
     Changes in Components of Working Capital -
       Decrease (Increase) in -
          Accounts Receivable............................       50       (7)      53
          Contracts in Process...........................       17      (75)     133
          Inventory......................................       (3)      (8)       1
          Other Current Assets...........................       (5)       -       (6)
       Increase (Decrease) in -
          Trade Accounts Payable.........................      (41)     (22)      23
          Other Accrued Liabilities......................      (24)      27      (14)
     Other, net..........................................        2      (28)     (68)
                                                             -----    -----    -----
Net Cash Provided by Operating Activities................      174        3      105
                                                             -----    -----    -----

Cash Flows from Investing Activities:
Capital Expenditures.....................................      (29)     (26)     (31)
Other....................................................      (15)     (10)      (3)
                                                             -----    -----    -----
Net Cash Used by Investing Activities....................      (44)     (36)     (34)
                                                             -----    -----    -----

Cash Flows from Financing Activities:
(Decrease) Increase in Revolving Credit Facilities, net..      (49)      79      (24)
Payments on Long-Term Debt...............................      (26)     (29)     (28)
Issuance of Common, Treasury and SECT Shares.............       23        9       21
Purchase of Common Stock.................................      (77)     (29)     (32)
Dividends Paid on Common Stock...........................       (6)      (5)      (6)
Other....................................................        4        8        -
                                                             -----    -----    -----
Net Cash (Used) Provided by Financing Activities.........     (131)      33      (69)
                                                             -----    -----    -----

Net (Decrease) Increase in Cash and Cash Equivalents.....       (1)       -        2
Cash and Cash Equivalents at Beginning of Period.........        3        3        1
                                                             -----    -----    -----

Cash and Cash Equivalents at End of Period...............    $   2    $   3    $   3
                                                             =====    =====    =====

Cash Paid During the Period for Income Taxes.............    $  52    $  78    $   8
                                                             =====    =====    =====

Cash Paid During the Period for Interest.................    $  55    $  55    $  54
                                                             =====    =====    =====


The accompanying notes are an integral part of these consolidated statements of cash flows.

                        NEWPORT NEWS SHIPBUILDING INC.

          STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                              Retained     Unearned/
                                                 Common Stock       Paid-In   Earnings/    Deferred               Treasury Stock
                                               -------------------                                              -------------------
                                                Shares       Par    Capital   (Deficit)  Compensation    SECT     Shares     Amount
                                               ----------  -------  --------  ---------  -------------  ------  ----------  --------
Millions, except for shares

Balance - January 1, 1997                      34,297,451   $    1   $  245    $   (14)    $        -   $    -           -   $    -
Net Loss                                                -        -        -        (48)             -        -           -        -
Cash Dividends Paid - Common Stock                      -        -        -         (6)             -        -           -        -
Performance Share Grants                                -        -        5          -              -        -           -        -
Purchase of Common Stock                                -        -        -          -              -        -   1,448,743      (32)
Issuance of Common, Treasury, and SECT Shares     651,212        -        2          -              -        -  (1,364,674)      30
Unearned ESOP/Deferred Compensation                     -        -        4          -             (4)       -           -        -
                                               ----------  -------   ------    -------   ------------   ------  ----------   ------
Balance - December 31, 1997                    34,948,663        1      256        (68)            (4)       -      84,069       (2)
Net Earnings                                            -        -        -         66              -        -           -        -
Cash Dividends Paid - Common Stock                      -        -        -         (5)             -        -           -        -
Performance Share Grants                                -        -        8          -              -        -           -        -
Purchase of Common Stock                                -        -        -          -              -      (25)    178,443       (4)
Issuance of Common, Treasury, and SECT Shares     337,723        -        7          -              -       (4)   (262,512)       6
Adjustment of SECT to Market Value                      -        -        5          -              -       (5)          -        -
                                               ----------  -------   ------    -------   ------------   ------  ----------   ------
Balance - December 31, 1998                    35,286,386        1      276         (7)            (4)     (34)          -        -
Net Earnings                                            -        -        -         97              -        -           -        -
Cash Dividends Paid - Common Stock                      -        -        -         (6)             -        -           -        -
Performance Share Grants                                -        -        4          -              -        -           -        -
Purchase of Common Stock                                -        -        -          -              -      (77)          -        -
Issuance of Common and SECT Shares                  4,266        -       (4)         -              -       27           -        -
Unearned ESOP/Deferred Compensation                     -        -       (1)         -              1        -           -        -
Adjustment of SECT to Market Value                      -        -      (11)         -              -       11           -        -
                                               ----------  -------   ------    -------   ------------   ------  ----------   ------
Balance - December 31, 1999                    35,290,652   $    1   $  264    $    84     $       (3)  $  (73)          -   $    -
                                               ==========  =======   ======    =======   ============   ======  ==========   ======

The accompanying notes are an integral part of these statements of changes in consolidated stockholders' equity.

                        NEWPORT NEWS SHIPBUILDING INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Investments in 20% to 50% owned companies where the Company has the ability to exert significant influence over operating and financial policies are carried at cost plus equity in undistributed earnings since the date of acquisition. Earnings recognized and distributions received from equity method investees were not significant during any of the periods presented in the accompanying consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

Description of Business

The Company is the largest non-government-owned shipyard in the United States. Its principal business is designing, constructing, repairing, overhauling, and refueling nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company's largest single customer is the U.S. Navy. Revenues from contracts with the U.S. Navy were $1.8 billion (98%), $1.7 billion (92%) and $1.6 billion (94%), in 1999, 1998, and 1997, respectively.

2. SUMMARY OF ACCOUNTING POLICIES

Risks and Uncertainties

Newport News Shipbuilding Inc., which is principally engaged in supplying defense-related products and services to the U.S. Government, is subject to certain business risks specific to the industry. Sales to the U.S. Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. The Department of Defense ("DoD") budgets have been subject to increasing pressure resulting in uncertainty as to the future effects of DoD budget cuts. The Company has nonetheless maintained a steady backlog of contracts with its primary customer, the U.S. Navy. These factors lead management to believe that there is a high probability that the Company's current major defense program initiatives will continue.


Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of the Company's assets, liabilities, revenues, and expenses. Reference is made to the "Revenue Recognition" section of this footnote and Notes 10 and 13 for additional information on certain estimates included in the Company's consolidated financial statements. Actual results may differ from estimates.

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

Reclassifications

In order to more effectively match revenues, costs, and profits with operating segments, certain amounts for 1998 and 1997 have been reclassified to conform with the 1999 presentation.

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

General and Administrative Expenses

General and administrative expenses of $304 million, $294 million, and $263 million in 1999, 1998, and 1997, respectively, are included in the "Operating Costs and Expenses" caption in the accompanying consolidated statements of earnings. General and administrative expenses related to commercial products and services essentially under commercial terms and conditions are expensed as incurred. Such charges amounted to $4 million, $22 million, and $31 million for 1999, 1998, and 1997, respectively.

Research and Development Costs

Research and development costs are charged to "Operating Costs and Expenses" as incurred. The amounts charged to operations during the years ended December 31, 1999, 1998, and 1997 were $9 million, $24 million, and $38 million, respectively.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. No deferred tax valuation allowances were recorded by the Company as of December 31, 1999 and 1998.

Cash and Cash Equivalents

The Company considers highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Contracts In Process

Only amounts billed and currently due from customers are included in the "Accounts Receivable" caption in the accompanying consolidated balance sheets. Recoverable costs and accrued earnings related to long-term contracts on which revenue has been recognized, but for which billings have not been made to the customer, are included in the "Contracts in Process" caption (See Note 3). No significant allowance for doubtful accounts existed as of December 31, 1999 and 1998.

Inventory

Inventory principally consists of raw materials and supplies which have not been allocated to specific contracts. Inventory is stated at the lower of cost or market. Substantially all inventory is costed using the "last-in, first-out" method. If the first-in, first-out or average cost method of inventory accounting had been used by the Company for all inventory, inventory would have been approximately $8 million and $6 million higher as of December 31, 1999 and 1998, respectively.

Property, Plant, and Equipment, net

Property, plant, and equipment is carried at cost, net of accumulated depreciation. The Company provides for depreciation on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of depreciable assets over their estimated useful lives. Estimated useful lives for significant classes of assets are as follows:

     Buildings.....................................    30 to 60 years
     Machinery and equipment.......................     8 to 45 years

Total depreciation and amortization expense was $66 million, $62 million, and $68 million for 1999, 1998, and 1997, respectively. Depreciation expense is included as a component of "Operating Costs and Expenses" in the consolidated statements of earnings.

Interest capitalized during 1999, 1998, and 1997 was not material.

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

Stockholders' Equity

At December 31, 1999, the Company had authorized (a) 70 million shares of Common Stock, $.01 par value, of which 35.3 million were issued and 32.6 million were outstanding, along with associated preferred stock purchase rights, (b) 10 million shares of preferred stock, $.01 par value, none of which had been issued, and (c) 700,000 shares of Series A Participating Cumulative Preferred Stock, $.01 par value, none of which had been issued.

Changes in Accounting Principles

During 1998, the Company adopted Financial Accounting Standards Board statement ("FAS") No. 130, "Reporting Comprehensive Income". FAS No. 130 established standards for reporting and the display of comprehensive income and its components in a full set of general purpose consolidated financial statements. The Company does not have any material comprehensive income required to be reported in 1999 or 1998.

During 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". FAS No. 131 established standards for reporting information about operating segments in annual consolidated financial statements and requires selected information about operating segments in interim financial reports issued to stockholders (See Note 15).

In December 1997, the AICPA issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The SOP provides, among other things, that an entity recognize a liability for the present value of estimated future guaranty-fund and other insurance-related assessments. As the Company has ceded certain workers' compensation claims to a second-injury fund administered by the U.S. Department of Labor and is subject to an annual assessment, the Company elected to early adopt SOP 97-3 in 1998. The adoption of SOP 97-3 did not have a material impact on the Company's financial position, results of operations, or cash flows.

During the fourth quarter of 1998, the Company adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". FAS No. 132 standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required in the past (See
Note 10).

Risk Management Activities

The Company periodically utilizes foreign currency contracts to hedge its exposure to changes in foreign currency exchange rates for firm purchase commitments. Unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. Cash receipts or payments related to these financial instruments are classified consistent with the cash flows from the transactions being hedged. As of December 31, 1999, the Company had no foreign-exchange derivative contracts outstanding.

Foreign Currency Translation

Consolidated financial statements of equity investments in international entities are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each applicable period for amounts included in the consolidated statements of earnings. The amount of cumulative translation adjustments is not material.



Stock Employee Compensation Trust (SECT)

In December 1997, the Company established a SECT to fund a portion of its obligations arising from its various employee compensation and benefit plans. The Company issued shares to the SECT from treasury stock and the SECT engages in open market purchases. The SECT has a twenty year life. As of December 31, 1999, the SECT held 2.7 million shares of the Company's common stock.

Equity Investments

In March 1999, the Company announced the formation of a worldwide business partnership with Science Applications International Corp. ("SAIC"). The partnership is a new limited liability company ("LLC") comprised of SAIC's subsidiary, AMSEC, and the Company's life cycle engineering department. The new organization is named AMSEC LLC and has created a low cost fleet services organization capable of providing logistics and life cycle services for aircraft carriers, submarines, surface combatants, and amphibious and auxiliary ships from 20 locations, including every major U.S. Navy port. The new organization employs approximately 1,500 former employees of AMSEC and the Company. The Company owns 45% and SAIC 55% of the new organization.

3. CONTRACTS IN PROCESS

Contracts in process consist of the following:

                                                     December 31,
                                                  -----------------
                                                    1999      1998
                                                  -------   -------
Millions
Contract costs and estimated profits............  $ 3,311   $ 2,310
Other costs.....................................       85        66
Less advances and progress payments.............   (3,079)   (2,042)
                                                  -------   -------
                                                  $   317   $   334
                                                  =======   =======

Contracts in process includes production costs and related overhead, including general and administrative expenses allocable to U.S. Government contracts, net of progress payments of $3.1 billion and $2.0 billion as of December 31, 1999 and 1998, respectively. Other costs include amounts recorded under Generally Accepted Accounting Principles ("GAAP") that are not currently allocable to contracts, such as a portion of the Company's postretirement and postemployment benefits, and SOP 97-3 workers' compensation related costs. These costs have been deferred because their recognition under government contracts is considered probable based on existing backlog. If the level of backlog in the future does not support the continued deferral of these costs, profitability of the Company's remaining contracts could be affected. Also included in other costs are provisions established for certain government contract and other matters. Approximately $11 million and $22 million of retainages included in contracts in process, as of December 31, 1999 and 1998, respectively, are not expected to be billed and collected within one year.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

The major classes of property, plant, and equipment are as follows:

                                                    December 31,
                                                  ----------------
                                                   1999     1998
                                                  -------  -------
Millions
Land and improvements...........................  $   28   $   26
Buildings and improvements......................   1,152    1,154
Machinery and equipment.........................     420      428
                                                  ------   ------
     Property, plant, and equipment at cost.....   1,600    1,608
Less accumulated depreciation...................    (884)    (845)
                                                  ------   ------
     Net property, plant, and equipment.........  $  716   $  763
                                                  ======   ======
5. ACQUISITION

On December 18, 1997, the Company acquired all of the outstanding capital stock of Continental Maritime Industries, Inc. ("CMI"), a ship repair yard in San Diego, California. The acquisition was accounted for as a purchase, and accordingly, the results of operations of CMI for the period from the date of the acquisition through December 31, 1999 are included in the accompanying consolidated statements of earnings. The purchase price was allocated to assets and liabilities based on estimated fair values at the date of acquisition. At closing, as defined in the agreement and plan of reorganization, CMI was acquired through the issuance of 497,031 shares of the Company's common stock. The excess of purchase price over the fair value of net tangible assets acquired of $3.9 million was recorded as goodwill and is being amortized over 15 years.

6. DETAIL OF OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                           December 31,
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
Millions
Billings in excess of costs and profits............    $      -  $     62
Workers' compensation..............................          79        57
Postemployment benefits............................          55        52
Employee payroll and benefits......................          21        35
Other..............................................          50        23
                                                       --------  --------
                                                       $    205  $    229
                                                       ========  ========


7. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt

A summary of long-term debt obligations of the Company at December 31, 1999 and 1998 is set forth in the following table:

                                                                    December 31,
                                                                ------------------
     Millions                                                     1999      1998
                                                                --------  --------
     8.625% Senior Notes due December 1, 2006                   $   200   $   200
     9.25% Senior Subordinated Notes due December 1, 2006           200       200
     Term Loan due November 4, 2002                                 118       145
     Bank Notes due April 30, 2002                                    2         3
     Six Year Revolving Credit Facility due November 4, 2002         32        71
     Revolving Credit Facility due June 1, 2000                       -         -
     364 - Day Revolving Credit Facility due June 9, 1999             -        10
     Note for Real Property                                           2         -
     Less Current Maturities                                        (29)      (38)
                                                                --------  --------
                                                                $   525   $   591
                                                                ========  ========

Senior and Senior Subordinated Notes

On November 26, 1996, the Company issued $200 million of 8.625% Senior Notes and $200 million of 9.25% Senior Subordinated Notes which both pay interest semi-annually. The Company is obligated to repay these notes on December 1, 2006.

Senior Credit Facility

On November 4, 1996, the Company entered into a $415 million senior credit facility (the "Senior Credit Facility") consisting of a $200 million six-year amortizing term loan (the "Term Loan") and a $215 million six-year revolving credit facility (the "Six Year Revolving Credit Facility"). The Term Loan will amortize in 24 quarterly installments, commencing March 31, 1997, with an annual aggregate payment amount of $27.5 million in each of 1997 through 2001, and $62.5 million in 2002. Of the Six Year Revolving Credit Facility, $125 million may be used for advances and letters of credit and $90 million may be used only for standby letters of credit. Generally, each of the Company's present and future subsidiaries having consolidated assets exceeding $10 million, excluding foreign subsidiaries and NNS Tanker Holding Corporation (each, a "Guarantor" and collectively, the "Guarantors") guarantee the Senior Credit Facility.
Borrowings under the Senior Credit Facility were secured by perfected liens on substantially all of the Company's and the Guarantors' assets (except CMI). The security interest in the collateral was released as the Company met specific financial and other conditions at the end of the second quarter of 1999.

Term Loan

The interest rates on the Term Loan vary based on the one, two, three, six, nine, and twelve month LIBOR plus 1.125% or a base rate. The base rate is defined as the higher of prime (as defined in the credit facility) or the federal funds rate plus 0.5%. The weighted-average Term Loan interest rate at December 31, 1999 was 7.10%.

Bank Notes

The Company also has bank notes maturing through April 30, 2002 totaling $2 million. These notes are secured by the consolidated assets of CMI and its subsidiary, and at December 31, 1999, accrued interest at a rate of 7.32%. The aggregate maturities applicable to the outstanding bank notes are approximately $1 million in 2000 through 2001 with a small remainder due in 2002.

Revolving Credit Facilities

                                             Committed Credit Facility
                                      -------------------------------------------
Millions                                Term     Commitments  Utilized  Available
                                      ---------  -----------  --------  ---------
(As of December 31, 1999)
Six Year Revolving Credit Facility    1996-2002         $215       $46       $169
Revolving Credit Facility             1998-2000            3         -          3

The Six Year Revolving Credit Facility requires the payment of commitment fees of .3% on the unused portion of the credit facility. The interest rate for the Six Year Revolving Credit Facility can vary as described above with respect to the Term Loan. The weighted-average six year revolver interest rate at December 31, 1999 was 8.24%. At December 31, 1999, $14 million was utilized for standby letters of credit and $32 million was borrowed to fund operating needs.

Interest would have been calculated at the rate of 8.50% if a Revolving Credit Facility balance had existed on December 31, 1999.

On June 9, 1998, the Company entered into a $75 million 364-day revolving credit facility ("364-Day Revolving Credit Facility"). This facility expired on June 8, 1999. The commitments under this facility were to be used for general corporate purposes. Generally, each of the Company's present and future subsidiaries having consolidated assets exceeding $10 million, excluding foreign subsidiaries and NNS Tanker Holding Corporation (each, a "Guarantor" and collectively, the "Guarantors") guaranteed the facility. Borrowings under the facility were secured by perfected liens on substantially all of the Company's and the Guarantors' assets (except CMI). The security interest in the collateral was to be released if the Company met specific financial and other conditions. The 364-Day Revolving Credit Facility required the payment of commitment fees of
 .275% on the unused portion of the credit facility. The interest rate for the 364-Day Revolving Credit Facility could have varied as described above with respect to the Term Loan. The weighted-average 364-day revolver interest rate at December 31, 1998 was 6.08%. Amounts borrowed in 1998 under the 364-Day Revolving Credit Facility of $10 million were used to fund operations of the Company.

Note for Real Property

On March 23, 1999, the Company entered into a $2.3 million contract to purchase a parcel of real property in Newport News, Virginia. Payments of $0.4 million will be made annually for three years and $0.28 million for the next four years. The note will be paid in full in 2005.

Debt Covenants and Restrictions

The Senior Credit Facility, Senior Notes, Senior Subordinated Notes, and Bank Notes contain customary covenants, including financial ratios and limitations on dividend payments, share repurchases, indebtedness, liens, and corporate transactions. The Company is in compliance with all applicable covenants and restrictions.

8. FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of the Company's financial instruments by class are as follows:

                                                               December 31,
                                                  ------------------------------------
                                                         1999              1998
                                                  -----------------  -----------------
                                                  Carrying    Fair   Carrying    Fair
                                                   Amount    Value    Amount    Value
                                                  ---------  ------  ---------  ------
    Millions
     Asset (liability) instruments:
       Cash and cash equivalents                     $   2   $   2      $   3   $   3
       Accounts receivable                              93      93        143     143
       Trade accounts payable                          (88)    (88)      (129)   (129)
       Debt (including current maturities)
          Senior and Senior Subordinated Notes        (400)   (399)      (400)   (423)
          Term Loan                                   (118)   (118)      (145)   (145)
          Bank Notes                                    (2)     (2)        (3)     (3)
          Six Year Revolving Credit Facility           (32)    (32)       (71)    (71)
          364-Day Revolving Credit Facility              -       -        (10)    (10)
          Note for Real Property                        (2)     (2)         -       -

The fair value of cash and cash equivalents, accounts receivable, and accounts payable in the above table was considered to be the same as, or determined not to be materially different from, the carrying amount. The fair value of short-term and long-term debt reflected in the December 31, 1999 and 1998 balance sheets are based on the market value of debt with the same or similar maturities and interest rates.

The Company periodically utilizes foreign currency contracts to hedge certain specific foreign currency transactions, principally the purchase of raw materials and machinery denominated in a foreign currency. Such contracts generally mature in one year or less and the cost of replacing these contracts in the event of nonperformance by counterparties is not significant. At December 31, 1999 and 1998, the Company had no significant foreign currency contracts outstanding.

9. INCOME TAXES

The effective tax rates for 1999, 1998, and 1997 were approximately 41%, 42%, and 35%, respectively. The differences between the Company's effective tax rate in 1999 and 1998 as compared to the U.S. federal statutory rate of 35% are principally due to state income taxes and miscellaneous permanent differences for tax.

The Company's earnings before income taxes were principally domestic for all years presented in the accompanying consolidated financial statements. Following is a comparative analysis of the components of the (provision) benefit for income taxes:


                                                                                Year Ended December 31,
                                                                            ---------------------------------
                                                                              1999        1998        1997
                                                                            ---------   ---------   ---------
Millions
Current-
     Federal.........................................................     $      (58)  $     (62)  $     (12)
     State...........................................................             (4)        (10)          -
                                                                           ---------   ---------   ---------
       Total Current Tax Provision...................................            (62)        (72)        (12)
                                                                           ---------   ---------   ---------

Deferred-
     Federal.........................................................             (3)         23          33
     State...........................................................             (2)          1           5
                                                                           ---------   ---------   ---------
       Total Deferred Tax (Provision) Benefit........................             (5)         24          38
                                                                           ---------   ---------   ---------

Total Income Tax (Provision) Benefit.................................      $     (67)  $     (48)  $      26
                                                                           =========   =========   =========

The following is a reconciliation of income taxes computed using the statutory U.S. federal income tax rate (35% for all years presented) to the (provision) benefit for income taxes reflected in the consolidated statements of earnings:

                                                                                Year Ended December 31,
                                                                           ---------------------------------
                                                                              1999        1998        1997
                                                                           ---------   ---------   ---------
Millions
Tax expense computed at the statutory U.S. federal income tax rate..       $     (57)  $     (40)  $      26
State and local taxes on income, net of federal benefit.............              (7)         (4)          3
Permanent differences...............................................              (3)         (4)         (3)
                                                                           ---------   ---------   ---------
                                                                           $     (67)  $     (48)  $      26
                                                                           =========   =========   =========

Under FAS No. 109, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Actual tax liabilities are lower than tax expense reflected above for 1999 and 1998 by $2 million and $6 million, respectively, as a result of the stock option deduction benefits recorded as a credit to stockholders' equity. The 1999 amount was offset by a $3 million settlement associated with the Company's former parent. The components of the Company's net deferred tax liability are as follows:

                                                                                December 31,
                                                                           ---------------------
                                                                              1999        1998
                                                                           ---------   ---------
Millions
Deferred tax assets-
     Long-term shipbuilding contracts...............................       $      28   $      44
     Postretirement benefits........................................               9          14
     Postemployment benefits........................................              15          12
     Accrued vacation...............................................               7           5
     Workers' compensation..........................................              10           3
     Other..........................................................              43          43
                                                                           ---------   ---------
       Total deferred tax assets....................................             112         121
                                                                           ---------   ---------

                                                                                December 31,
                                                                           ---------------------
                                                                              1999        1998
                                                                           ---------   ---------
Deferred tax liabilities-
     Tax over book depreciation.....................................       $     153   $     165
     Pension........................................................              51          49
     Other..........................................................              33          26
                                                                           ---------   ---------
       Total deferred tax liabilities...............................             237         240
                                                                           ---------   ---------

Net deferred tax liabilities........................................       $     125   $     119
                                                                           =========   =========

10. EMPLOYEE BENEFIT PLANS

The Company provides defined pension benefits and postretirement benefits to employees. The following is a reconciliation of the benefit obligations, plan assets, and funded status of the Company's plans:

                                                                                                   Other
                                                               Pension Benefits             Postretirement Benefits
                                                          --------------------------      --------------------------
Change in benefit obligation  (in millions)                   1999          1998             1999           1998
                                                          -----------    -----------      -----------    -----------
Benefit obligation - beginning of period                  $       476    $       357      $       194    $       194
Service costs                                                      39             30                3              2
Interest costs                                                     32             27               15             15
Actuarial (gains) losses                                          (57)            70              124              1
Benefits paid                                                     (11)           (10)             (20)           (18)
Plan amendments                                                     -             (1)              (4)             -
Business combination/divestitures                                  (6)             -                -              -
Curtailments/settlements                                            1              1                -              -
Initial benefit obligation for new plans                            -              2                -              -
                                                          -----------    -----------      -----------    -----------

Benefit obligation - end of period                        $       474    $       476      $       312    $       194
                                                          ===========    ===========      ===========    ===========

                                                                                                   Other
                                                               Pension Benefits             Postretirement Benefits
                                                          --------------------------      --------------------------
Change in plan assets (in millions)                          1999           1998             1999           1998
                                                          -----------    -----------      -----------    -----------
Fair value of plan assets - beginning of period           $       448    $       410      $         -    $         -
Actual return on plan assets                                       64             17                -              -
Employer contributions                                             33             31                -              -
Benefits paid                                                     (11)           (10)               -              -
Business combination/divestitures                                  (2)             -                -              -
                                                          -----------    -----------      -----------    -----------

Fair value of plan assets - end of period                 $       532    $       448      $         -    $         -
                                                          ===========    ===========      ===========    ===========

                                                                                                   Other
                                                               Pension Benefits             Postretirement Benefits
                                                          --------------------------      --------------------------
Funded status reconciliation (in millions)                    1999           1998             1999          1998
                                                          -----------    -----------      -----------    -----------
Funded status of the plans                                $        58    $       (28)     $      (312)   $      (194)
Contribution adjustment                                            11              8                -              -
Unrecognized net actuarial (gains)/losses                         (21)            61              237             80
Unrecognized prior service costs                                   75             85              (49)            (8)
Unrecognized transition obligation                                (16)           (20)               -              -
                                                          -----------    -----------      -----------    -----------

Prepaid (accrued) benefit costs                           $       107    $       106      $      (124)   $      (122)
                                                          ===========    ===========      ===========    ===========

                                                                                                 Other
                                                        Pension Benefits                Postretirement Benefits
                                              -------------------------------    -------------------------------
Assumptions at December 31,                      1999       1998       1997         1999       1998       1997
                                              ---------  ---------  ---------    ---------  ---------  ---------
Discount rate                                     7.50%      6.75%      7.50%        7.50%      6.75%      7.50%
Expected return on plan assets                   10.00%     10.00%     10.00%         N/A        N/A        N/A

Rate of compensation increase     3.68%   4.50%  4.40%  3.68%  4.50%  4.40%

Net periodic pension and other postretirement benefit costs include the following components:

                                                                                  Other
                                              Pension Benefits           Postretirement Benefits
                                       ----------------------------    ----------------------------
Millions                                 1999      1998      1997        1999      1998      1997
                                       --------  --------  --------    --------  --------  --------
Service cost                           $    39   $    30   $    25     $     3   $     2   $     2
Interest cost                               32        27        20          15        15        14
Expected return on plan assets             (43)      (37)      (30)          -         -         -
Amortization of transition assets           (3)       (3)       (4)          -         -         -
Amortization of prior service costs          8         8         8          (5)       (3)       (4)
Amortization of loss                         4         1         -           8         5         4
                                       -------   -------   -------     -------   -------   -------

Net periodic cost                      $    37   $    26   $    19     $    21   $    19   $    16
                                       =======   =======   =======     =======   =======   =======

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

Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the pension cost has been recorded based upon certain actuarial estimates. These estimates are subject to revision in future periods given new facts or circumstances. The net prepaid pension cost at December 31, 1999 is composed of a $139 million prepaid hourly pension plan asset and a $32 million accrued salaried pension plan liability. The net balance at December 31, 1998 represents a $124 million prepaid hourly pension plan asset and an $18 million accrued salaried pension plan liability.

The Company measures pension costs according to independent actuarial valuations. The projected unit credit actuarial cost method is used to determine pension cost for financial accounting purposes consistent with the provisions of FAS No. 87, "Employers' Accounting for Pensions." Unrecognized prior service obligations are being amortized on a straight-line basis over the average remaining estimated service period of employees expected to receive benefits under the plans.

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

The initial weighted average assumed health care cost trend rate used in determining the 1999 accumulated postretirement benefit obligation was 8.5%, gradually declining to 5% in 2006 and remaining at that level thereafter. The initial weighted average assumed health care cost trend rate used in determining the 1998 accumulated postretirement benefit obligation was 8%, declining to 5% in 2006 and remaining at that level thereafter.

Increasing the assumed health care cost trend rate by one percentage point in each year would increase accumulated postretirement benefit obligations by approximately $19 million in 1999 and $7 million in 1998 and 1997. It would also increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $1 million in 1999, 1998, and 1997.

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

Subsequent to the spinoff, the Company established the Newport News Shipbuilding Inc. 401(k) Investment Plan for Salaried Employees ("Salaried Plan"). Beginning in 1997, the Company matched one half of the first 8% of a participant's contribution in either cash or Common Stock at the Company's discretion. In addition, the Company contributes a fixed percentage of each salaried employee's salary per pay period in either cash or Common Stock, also at the Company's discretion. The expense related to this plan was $24 million for 1999 and $22 million for 1998. The Company has authorized 10,400,000 shares of Common Stock for possible Salaried Plan contributions. Company employees as of the spinoff are fully vested in future matching contributions; otherwise, matching contributions will vest after two years of service as defined in the Salaried Plan.

ESOP

CMI (See Note 5) maintains a leveraged Employee Stock Ownership Plan ("ESOP") for substantially all of its employees. CMI makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP Series A Preferred stock shares initially were pledged as collateral for its debt. The ESOP Series A Preferred stock was exchanged for the Company's common stock concurrent with the acquisition of CMI. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. As shares are released from collateral, CMI reports compensation expense equal to the current market price of the shares. ESOP compensation expense was immaterial for the period subsequent to the acquisition in 1997 and for 1999 and 1998. The ESOP shares on December 31, 1999 were as follows:

Allocated shares                                               302,916
Unallocated shares                                              35,598
                                                            ----------

Total ESOP shares                                              338,514
                                                            ==========

Fair value of unallocated shares at December 31, 1999       $  978,945
                                                            ==========

11.  STOCK COMPENSATION PLANS

The Company established the Newport News Shipbuilding Inc. Employee Stock Purchase and Accumulation Plan ("Employee Stock Purchase Plan") to provide eligible employees of the Company an opportunity to purchase shares of the Company at a 15% discount, not to exceed $21,250 in payroll deductions per employee per calendar year. The Employee Stock Purchase Plan became effective January 1, 1998, as an amended and restated version of a predecessor plan, the Newport News Shipbuilding Inc. 1997 Employee Stock Purchase Plan. The Employee Stock Purchase Plan authorizes a maximum aggregate of 2,600,000 shares to be issued under the plan. Of these shares, 1,450,000 shares have been approved for issuance by the shareholders. The remaining 1,150,000 shares will not be issued under the plan until shareholder approval is sought and obtained. The Company plans to seek approval for the issuance of up to an additional 200,000 shares under the Employee Stock Purchase Plan at its 2000 Annual Meeting of shareholders. During 1999, employees purchased approximately 160,000 shares under the Employee Stock Purchase Plan.

The Company established the Newport News Shipbuilding Inc. Stock Ownership Plan ("Stock Ownership Plan") for the benefit of officers and key employees. At the Company's discretion, restricted stock, performance shares, stock options, stock appreciation rights, stock equivalent units and dividend equivalents can be granted to eligible employees pursuant to this plan. The Company has authorized 5,250,000 shares of Common Stock for issuance under this plan. In 1999, approximately 61,000 stock options were granted. Further, approximately 258,000 performance shares, stock incentive grants, and restricted shares were awarded in 1999. As of December 31, 1999, approximately 508,000 shares remained available for issuance under this plan.

The Company established the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc. ("1997 Stock Plan for Directors"). Under the plan as originally adopted, one-half of the annual retainer of non-employee directors is to be paid in restricted stock. In addition, non-employee directors receive an initial grant of 2,000 stock options and 1,000 shares of restricted stock upon joining the Board of Directors, and an annual grant of 1,000 stock options. The 1997 Stock Plan for Directors was amended, effective December 15, 1998, to increase the annual grant of stock options to 2,000, and to make 50% of the first $25,000 of the annual retainer payable in restricted stock and any annual retainer amounts in excess of $25,000 payable in either restricted stock or cash, as determined by the Compensation Committee. The Company has authorized 75,000 shares for issuance under the plan. During 1999, approximately 14,000 stock options and 3,100 shares of restricted stock were granted under the plan. As of December 31, 1999, nearly 24,000 shares remained available for issuance. The Company plans to seek approval for issuance of up to an additional 125,000 shares under the 1997 Stock Plan for Directors at its 2000 Annual Meeting of Shareholders.

The Company established stock option plans for its active hourly employees ("Hourly Option Plans") to provide eligible employees of the Company an opportunity to purchase shares of the Company. The Company authorized 1,100,000 shares of Common Stock for issuance under the Hourly Option Plans. During 1997, approximately 985,000 stock options were granted under the plans. As of December 31, 1999 approximately 939,000 stock options originally issued under the plans remained outstanding.

The Company established the Newport News Shipbuilding Inc. 1998 Stock Incentive Plan ("1998 Stock Incentive Plan"), effective October 12, 1998. The Company, at its discretion, may select any employee of the Company for an award of restricted stock, performance shares, or stock options under the Plan. In addition, the 1998 Stock Incentive Plan assumed the obligations of the Hourly Option Plans. The options granted under the Hourly Option Plans continue to be exercisable subject to the same terms and conditions as prescribed by those plans. The Company has authorized 4,000,000 shares for issuance under the 1998 Stock Incentive Plan. This authorization includes 1,000,000 of the shares originally reserved for issuance under the Hourly Options Plans and reflects the transfer of the stock options previously granted under those plans to the 1998 Stock Incentive Plan. In 1999, approximately 441,000 stock options were granted under the plan. Further, approximately 131,000 performance shares, stock incentive grants, and restricted shares were awarded in 1999. As of December 31, 1999, approximately 2,531,000 shares remained available for issuance under this plan.

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

Stock option activity and exercise prices for the Stock Ownership Plan, the 1997 Stock Plan for Directors, and the 1998 Stock Incentive Plan are summarized as follows:

                                              For the year ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
   Number of shares under stock options:
   Outstanding at beginning of year         3,667,243   3,562,663           -
       Converted                                    -           -   2,143,979
       Granted                                515,900     629,663   1,871,350
       Exercised                             (378,104)   (467,833)   (391,678)
       Options canceled                       (78,116)    (57,250)    (60,988)
                                            ---------   ---------   ---------

   Outstanding at end of year               3,726,923   3,667,243   3,562,663
                                            ---------   ---------   ---------

   Exercisable at end of year               1,681,694   1,254,328     983,975
                                            =========   =========   =========

                                              For the year ended December 31,
                                            ----------------------------------
                                              1999         1998         1997
                                            --------     --------     --------
   Weighted average exercise price:
   Outstanding at beginning of year         $  19.12     $  17.54     $      -
       Converted                                   -            -        14.65
       Granted                                 32.39        24.85        20.21
       Exercised                               15.57        14.78        14.87
       Options canceled                        23.64        19.39        14.99

   Outstanding at end of year                  21.22        19.12        17.54

   Exercisable at end of year                  15.90        14.63        14.89

                          Number           Weighted Average
    Range of          Outstanding at          Remaining         Weighted Average
Exercise Prices     December 31, 1999      Contractual Life      Exercise Price
---------------     -----------------      ----------------     ----------------
$ 12.95 - 19.88         1,714,026              6.1 years             $ 14.72
$ 24.81 - 27.68         1,507,627              7.9 years               24.87
$ 30.63 - 32.44           505,270              9.0 years               32.39
                        ---------
                        3,726,923              7.2 years               21.22
                        =========


                         Number
    Range of         Exercisable at        Weighted Average
Exercise Prices     December 31, 1999       Exercise Price
---------------     -----------------      ----------------

  $ 12.95 - 19.88         1,479,818          $ 14.68
  $ 24.81 - 27.68           201,876            24.85
                          ---------
                          1,681,694            15.90
                          =========

In 1996, the Company adopted the disclosure-only option of FAS No. 123, "Accounting for Stock-Based Compensation," for its stock option plans. As of December 31, 1996, the Company's employees held certain options in stock of the former parent that were converted to the Company's Common Stock in early 1997 (See Note 14). For 1999, 1998, and 1997 had the compensation costs for stock options and the Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of FAS No. 123, the Company's net income and basic net income per share would have been reduced to the pro forma amounts indicated below:

                                                        December  31,
                                               ------------------------------

                                                 1999       1998       1997
                                                 ----       ----       ----
Millions
Net Earnings (Loss)
  As reported...............................   $    97    $    66    $   (48)
  Pro forma.................................        92         60        (53)
Basic Net Earnings (Loss) per share
  As reported...............................   $  2.83    $  1.91    $ (1.39)
  Pro forma.................................      2.70       1.74      (1.53)
Diluted Net Earnings (Loss) per share
  As reported...............................   $  2.72    $  1.85    $ (1.39)
  Pro forma.................................      2.59       1.69      (1.53)

All options issued by the Company were issued at the estimated fair value in effect at the date of issuance, vest ratably over the applicable vesting period, and expire ten years after the grant date with the exception of one plan under which the options vest two years after the award date. The fair value for options granted in 1999, 1998, and 1997 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of .49%, .48%, and .66% in 1999, 1998, and 1997, respectively; expected volatility of 25% in 1999, 1998, and 1997; risk-free interest rates ranging from 4.7% to 5.2% in 1999, 4.6% to 5.4% in 1998, and 5.7% to 6.5% in
1997; and, expected life of one year after the vesting period for 1999, 1998, and 1997. The assumptions used for the fair value of the employee purchase rights from the Employee Stock Purchase Plan are the same as above with the exception that the dividend yield calculated at the date of grant is .60% and 1.09% for 1999 and 1997, respectively, and the average life of each purchase right was assumed to be 90 days for the three years.

12.  EARNINGS PER COMMON SHARE

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

                                                        For the year ended 1999
                                                  ---------------------------------
                                                     Net                 Per Share
                                                   Earnings    Shares      Amount
                                                  ----------  --------  -----------
Millions, except for shares and per share data
Basic Earnings per Share

Income available to common stockholders           $    97     34,115,713   $   2.83
                                                                           ========
Stock Options and Other Common
 Stock Equivalents                                      -      1,336,053
                                                  -------     ----------
Diluted Earnings per Share
Income available to common stockholders           $    97     35,451,766   $   2.72
                                                  =======     ==========   ========

                                                        For the year ended 1998
                                                  ------------------------------------
                                                      Net                   Per Share
                                                   Earnings     Shares       Amount
                                                  ----------  ----------   -----------
Millions, except for shares and per share data
Basic Earnings per Share
Income available to common stockholders            $     66   34,677,706     $   1.91
                                                                             ========
Stock Options and Other Common
 Stock Equivalents                                        -    1,116,384
                                                   --------   ----------
Diluted Earnings per Share
Income available to common stockholders            $     66   35,794,090     $   1.85
                                                   ========   ==========     ========

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

The Company disagrees with the conclusions of the Audit Report and the DCAA's recommendation to the contracting officer. Management believes that the Company has substantial and meritorious grounds on which to contest any action by the U.S. Navy seeking to reduce the Reagan contract price and intends to pursue its defenses in response to any attempt by the U.S. Navy to make such a reduction. Management believes that the final resolution of this matter will not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

During the first quarter of 1999, the Company received a letter from the U.S. Navy Supervisor of Shipbuilding forwarding a DCAA final audit report questioning approximately $83 million of costs allocated to U.S. Government contracts as Independent Research and Development ("IR&D"). The letter requested additional comments regarding why NNS considers its existing cost accounting practice to be compliant with the Cost Accounting Standards. The Company provided such comments in the second quarter of 1999. Based on the Company's present understanding of the claims the U.S. Government might assert, and defenses believed to be available in connection with this issue, management believes that the final resolution of this matter will not have a material impact on the financial position, results of operations, or cash flows of the Company.

Significant Estimates

From 1994 to 1996, the Company entered into fixed price contracts to construct a total of nine Double Eagle product tankers. The first of the nine ships was delivered at the end of September 1997. In March 1998, the Company announced an exit strategy for both the program and market that resulted in only five of the remaining eight undelivered ships being built. The final ship was delivered in June of 1999. The Company recorded charges against earnings of approximately $207 million, net of previously established reserves of $57 million, in 1997.
As of December 31, 1998 the cumulative provision for losses recorded on undelivered ships was approximately $80 million.

Litigation

The Company is both a plaintiff and defendant in matters of varying nature related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings should not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Capital Commitments

The Company estimates that expenditures aggregating approximately $21 million will be required after December 31, 1999, to complete facilities and projects authorized at such date.

Lease Commitments

The Company holds certain equipment under long-term operating leases. Future minimum lease payments under existing noncancelable operating leases as of December 31, 1999, are as follows:

                   Year                   Payment
                ----------              -----------
                   2000                 $17 million
                   2001                  14 million
                   2002                   9 million
                   2003                   6 million
                   2004                   7 million
                Thereafter                4 million
                                        -----------
                                        $57 million
                                        ===========

Rent expense recognized for the years ended December 31, 1999, 1998, and 1997, was $12 million, $19 million, and $11 million, respectively.

Other Commitments

The Company's commitments under long-term service agreements for hardware, software, and related services as of December 31, 1999 are as follows:

                   Year                    Payment
                ----------              ------------
                   2000                 $ 28 million
                   2001                   43 million
                   2002                   43 million
                   2003                   22 million
                   2004                   17 million
                Thereafter                10 million
                                        ------------
                                        $163 million
                                        ============

14. TRANSACTIONS WITH FORMER PARENT COMPANY

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

Ancillary Agreements

In order to assist in the orderly transition of the Company to a separate, publicly held company, the former parent modified, amended or entered into certain contractual agreements with the Company in 1996. Such agreements include a tax sharing agreement, an employee benefits agreement, an insurance agreement, an administrative services agreement, and other ancillary agreements.

15. REPORTABLE SEGMENTS

The Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during 1998. FAS No. 131 established standards for reporting information about operating segments in annual consolidated financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and services.

The Company's reportable operating segments include three areas involving U.S. Naval and commercial ships: (i) Construction; (ii) Fleet Services; and (iii) Engineering. Revenues from contracts with the U.S. Navy represent approximately 98%, 92%, and 94% of the Company's consolidated revenues for the years ended December 31,

1999, 1998, and 1997, respectively. Essentially all reportable segments operate out of the Company's facilities located in Newport News, Virginia.

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

Construction

Currently, the Company's major construction efforts include the aircraft carrier Ronald Reagan, and the new attack submarine construction program (the Virginia class).

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

Information about Operating Earnings and Assets
For the Year Ended December 31, (in millions)

                                                              Fleet        All
                                             Construction   Services   Engineering   Others (1)    Total
                                             ------------   --------   -----------   ----------   -------
1999
----
Revenues................................        $  710       $  913      $  228        $   12     $ 1,863
Segment Operating Earnings..............           102           85          15            16         218
Segment Assets at December 31, 1999(2)..           190          164          40            16         410

1998
----
Revenues................................        $  839       $  724      $  286        $   13     $ 1,862
Segment Operating Earnings..............            87           70          19            (1)        175
Segment Assets at December 31, 1998(2)..           265          160          26            26         477

1997
----
Revenues................................        $  940       $  501      $  250        $   16     $ 1,707
Segment Operating Earnings..............           (94)          55          20             -         (19)
Segment Assets at December 31, 1997(2)..           182          140          50            23         395

1. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities. Other operating earnings for 1999 primarily relate to non-recurring gains associated with a break-up fee and option proceeds associated with the termination of a planned merger with Avondale Industries, Inc.

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

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Reconciliation of Segment Information to Consolidated Amounts
For the Year Ended December 31, (in millions)


                                                                              1999          1998           1997
                                                                             -------       -------       --------
Revenues
--------
Total revenues for reportable segments...................................    $ 1,851       $ 1,849       $  1,691
Other revenues...........................................................         12            13             16
                                                                             -------       -------       --------
 Total consolidated revenues.............................................    $ 1,863       $ 1,862       $  1,707
                                                                             =======       =======       ========

Operating Earnings
------------------
Total operating earnings for reportable segments.........................    $   202       $   176       $    (19)
Other operating earnings.................................................         16            (1)             -
                                                                             -------       -------       --------
 Total consolidated operating earnings...................................    $   218       $   175       $    (19)
                                                                             =======       =======       ========

Assets
------
Total A/R and CIP for reportable segments................................    $   394       $   451       $    372
Other unallocated A/R and CIP............................................         16            26             23
Other unallocated amounts................................................      1,102         1,123          1,120
                                                                             -------       -------       --------
 Total consolidated assets...............................................    $ 1,512       $ 1,600       $  1,515
                                                                             =======       =======       ========

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         Earnings               Net Earnings
                                                           Operating      Before       Net        Per Share
                                                                                               --------------
Millions (except share amounts)                  Revenues  Earnings    Income Taxes  Earnings  Basic  Diluted
                                                 --------  ---------   ------------  --------  -----  -------
1999
1st Quarter....................................    $  430     $   44       $     32    $   18  $ .52   $  .50
2nd Quarter....................................       444         72             60        35    .99      .95
3rd Quarter....................................       451         47             34        20    .60      .58
4th Quarter....................................       538         55             38        24    .71      .69


1998
1st Quarter....................................    $  397     $   40       $     27    $   16  $ .46   $  .44
2nd Quarter....................................       466         42             28        16    .46      .45
3rd Quarter....................................       462         43             29        17    .47      .46
4th Quarter....................................       537         50             30        17    .52      .50

17.  SUBSEQUENT EVENTS

Share Repurchase Programs

On February 1, 2000, the Company announced a $100 million share repurchase program adding to a $100 million buyback plan authorized in June of 1999. The new plan will be implemented over the 2000-2001 time period and will be accomplished through open market and privately negotiated transactions. The Company has purchased 3.4 million shares at a cost of $100 million completing the June 1999 authorization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth a list of the executive officers of Newport News Shipbuilding Inc. at March 1, 2000. During the preceding five years each such officer has served with the Company since the dates indicated below. Unless otherwise indicated all offices held are with the Company.

                                                                            Effective
Name (Age at December 31, 1999)     Offices Held                            Date of Term
-------------------------------     ------------                            ------------
William P. Fricks(55)..........  Chairman and Chief Executive Officer        May 1998

                                 Chairman, President, and Chief Executive Officer         January 1997
                                 President and Chief Executive Officer                    November 1995
                                 President and Chief Operating Officer                    September 1994
Thomas C. Schievelbein(46).....  Executive Vice President - Chief Operating Officer       March 1999
                                 Vice President - Human Resources and Administration      January 1995
                                 Vice President - Strategy and Naval Program Development  January 1994
                                 Vice President - Naval Marketing                         March 1993
Stephen B. Clarkson(62)........  Vice President - General Counsel and Secretary           January 1991
William G. Cridlin, Jr.(53)....  Vice President and General Manager - Submarines          July 1998
                                 Vice President - Marketing                               January 1995
                                 Vice President - Commercial Shipbuilding                 April 1992
Alfred Little, Jr.(53).........  Vice President - Human Resources and EH&S                July 1996
C. Michael Petters(40).........  Vice President and General Manager - Aircraft Carriers   July 1998
                                 Vice President - Aircraft Carriers                       December 1997
                                 Director - Carrier Program                               January 1995
Charles P. Wingfield, Jr.(46)..  Vice President and Controller                            July 1998
                                 Director - Operations Finance                            May 1998
                                 Director - Corporate Finance                             September 1996
                                 Controller & Treasurer                                   January 1995
D. R. Wyatt(41)................  Treasurer                                                September 1996
                                 Assistant Treasurer                                      August 1995
                                 Manager - Finance                                        April 1989

Each of the executive officers of the Company has been continuously engaged in the business of the Company, its affiliates or predecessor companies during the past five years except for:

Name                Previous Employment and Office Held     Period
----                -----------------------------------     ------
Alfred Little, Jr.  Sun Company, Inc.
                    Vice President - Human Resources        1992 to 1996

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included under the caption "Compensation of Directors," and under the caption "Executive Compensation," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included under the caption "Security Ownership of Certain Beneficial Owners and Management," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included under the caption "Certain Transactions," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2000 Annual Meeting of Shareholders, which information is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Consolidated Financial Statements

          Consolidated Financial Statements required by this Item have been included in Item 8. Refer to the "Index to Consolidated Financial Statements" set forth in Item 8.

     2.   Financial Statement Schedules

          No financial statement schedules are submitted because they are either not applicable, not required, or not material.

     3.   Exhibits - See Index on pages 48 to 51.

(b)  Reports on Form 8-K

     During the fourth quarter of the year ended December 31, 1999, the Company filed one Current Report on Form 8-K reporting the resignation on December 10, 1999 of David J. Anderson as Senior Vice President and Chief Financial Officer.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, NEWPORT NEWS SHIPBUILDING INC., A DELAWARE CORPORATION, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   NEWPORT NEWS SHIPBUILDING INC.

Date: March 23, 2000              By:    /s/ William P. Fricks
     ----------------                  --------------------------------
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

                                  SIGNATURE                        TITLE
                                  ---------                        -----
                                                               Chairman and
Date: March 23, 2000      /s/ William P. Fricks                Chief Executive Officer
      ---------------     -----------------------------
                              William P. Fricks

                                                               Vice President and
Date: March 23, 2000      /s/ Charles P. Wingfield, Jr.        Controller (Principal
      ---------------     ---------------------------------    Financial Officer)
                              Charles P. Wingfield, Jr.

Date: March 23, 2000      /s/ Gerald L. Baliles                Director
      ---------------     ---------------------------------
                              Hon. Gerald L. Baliles

Date: March 23, 2000      /s/ Leon A. Edney                    Director
      ---------------     ---------------------------------
                              Leon A. Edney, Admiral (Ret.)

Date: March 23, 2000      /s/ Dr. William R. Harvey            Director
      ---------------     ---------------------------------
                              Dr. William R. Harvey

Date: March 23, 2000      /s/ Charles A. Bowsher               Director
      ---------------     ---------------------------------
                              Hon. Charles A. Bowsher

Date: March 23, 2000      /s/ Dr. Joseph J. Sisco              Director
      ---------------     ---------------------------------
                              Dr. Joseph J. Sisco

Date: March 23, 2000      /s/ Stephen R. Wilson                Director
      ---------------     ---------------------------------
                              Stephen R. Wilson

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

3.1 Restated Certificate of Incorporation of the Company dated as of December 11, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
3.2 Amended and Restated By-laws of the Company dated as of October 12, 1998. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).
4.1 Specimen Certificate of the Company's Common Stock. (Incorporated herein by reference to the Company's Registration Statement on Form 10 dated October 30, 1996, as amended (Registration No. 1-12385)).
4.2 Form of Rights Agreement dated as of June 10, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent. (Incorporated herein by reference to the Company's Registration Statement on Form 8A dated June 10, 1998, (File No. 001-12385)).
4.3 Form of Certificate of Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of the Company. (Attached as Exhibit A to the Rights Agreement incorporated herein by reference as Exhibit 4.2 hereto).
4.4 Form of Right Certificate. (Attached as Exhibit B to the Rights Agreement incorporated herein by reference as Exhibit 4.2 hereto).
4.5 Certificate of Elimination of Newport News Shipbuilding Inc.'s Series A Participating Junior Preferred Stock. (filed in connection with the expiration of the Company's previous Rights Agreement), dated June 4, 1998. (Incorporated herein by reference to the Company's Registration Statement on Form 8A dated June 10, 1998, (File No. 001-12385)).
4.6 Form of Senior Note issued on March 13, 1997 including Guarantees. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
4.7 Form of Senior Subordinated Note issued on March 13, 1997 including Guarantees. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
4.8 Senior Note Indenture dated as of November 26, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
4.9 Senior Subordinated Note Indenture dated as of November 26, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
4.10 First Supplemental Senior Note Indenture dated as December 11, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
4.11 First Supplemental Senior Subordinated Note Indenture dated as of December 11, 1996. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).

10.1 Distribution Agreement dated as of November 1, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.2 Amendment No. 1 to Distribution Agreement dated as of December 11, 1996 by and among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.3 Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1996, among El Paso Natural Gas Company, El Paso Merger Company and Tenneco Inc. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.4 Debt and Cash Allocation Agreement, dated as of December 11, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.5 Benefits Agreement, dated as of December 11, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.6 Insurance Agreement, dated as of December 11, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.7 Tax Sharing Agreement, dated as of December 11, 1996 among Tenneco Inc., the Company, New Tenneco Inc. and El Paso Natural Gas Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.8 First Amendment to the Tax Sharing Agreement, dated as of December 11, 1996 among Tenneco Inc., the Company, New Tenneco Inc., and El Paso Natural Gas Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.9 Subcontract EB-96-2100-010 between the Company and Electric Boat Corporation, a subsidiary of General Dynamics, Inc., concerning the construction of four Virginia Class attack submarines for the U.S. Navy (without schedules, appendices or exhibits thereto). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 1998 (File No. 1-12385).
10.10 Award/Contract N00024-95-C-2106, issued by Naval Sea Systems Command to Newport News Shipbuilding for Aircraft Carrier CVN-76. (Incorporated herein by reference to the Company's Registration Statement on Form 10 dated October 30, 1996, as amended (Registration No. 1-12385)).
10.11 Employment agreement dated February 4, 1999, between the Company and William P. Fricks Chairman and Chief Executive Officer of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 1998 (File No. 1-12385)).
10.12 Employment Agreement between the Company and Mr. Thomas C. Schievelbein, Executive Vice President - Chief Operating Officer of the Company, dated June 1, 1998. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No. 1-12385)).
10.13 Newport News Shipbuilding Inc. Stock Ownership Plan. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).
10.14 Amendment No. 1 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of July 1, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).
10.15 Amendment No. 2 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of October 8, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).
10.16 Amendment No. 3 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of May 16, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).

10.17 1997 Stock Plan for Directors of Newport News Shipbuilding Inc. and First Amendment. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).
10.18 Amendment No. 2 to 1997 Stock Plan for Directors of Newport News Shipbuilding Inc., effective as of October 9, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).
10.19 Third Amendment to the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.20 Deferred Compensation Plan for Non-employee Directors. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).
10.21 First Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan for Non-employee Directors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.22 Deferred Compensation Plan. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).
10.23 First Amendment to the Newport News Shipbuilding Inc. Deferred Compensation Plan, effective December 15, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.24* Second Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan (effective 9/1/99).
10.25* Third Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan (effective 12/14/99).
10.26* First Amendment to Newport News Shipbuilding Inc. Annual Incentive Plan (effective 1/1/00).
10.27 Newport News Shipbuilding Inc. Change in Control Severance Benefit Plan for Key Executives as amended and restated effective March 23, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.28 Contract (N00024-94-C-2105) between the Company and the United States Navy for work necessary to prepare and make ready for the refueling, overhaul, alteration, repair, and maintenance of the USS Nimitz (CVN
          68) and its reactor plants (without schedules, appendices or exhibits thereto). (Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No. 1-12385)).
10.29 Modification No. P00016 of Contract (N00024-94-C-2105), effective April 16, 1998, between the Company and the United States Navy (without schedules, appendices or exhibits thereto). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No. 1-12385)).
10.30 Agreement and Plan of Merger dated as of January 19, 1999, among the Company, Ares Acquisition Corporation, a wholly-owned subsidiary of the Company, and Avondale Industries, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).
10.31 Parent Stock Option Agreement dated as of January 19, 1999, between the Company and Avondale Industries, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).
10.32 Company Stock Option Agreement dated as of January 19, 1999, between Avondale Industries, Inc. and the Company (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).
10.33 Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan, effective as of January 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.34 Newport News Shipbuilding Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).

10.35 First Amendment to Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).

10.36 Newport News Shipbuilding Inc. 1998 Stock Incentive Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed on October 19, 1998 (Registration No. 333-65877)).

10.37* Contract (N00024-98-C-2107) between the Company and the U.S. Navy for work necessary to prepare for the alterations, repairs, maintenance and routine work on the USS DWIGHT D. EISENHOWER (CVN 69) and its reactor plants (without schedules, appendices or exhibits thereto).

10.38* Modification No. P00005 of Contract (N00024-98-C-2107) effective February
       12, 1999, between the Company and the U.S. Navy (without schedules, appendices or exhibits thereto).

10.39* Modification No. P00012 of Contract (N00024-98-C-2107) effective January
       21, 2000, between the Company and the U.S. Navy (without schedules, appendices or exhibits thereto).

21.1*  Subsidiaries of the Registrant.
24.1*  Powers of Attorney.
27.1*  Financial Data Schedule.

* Filed herewith.


Exhibits 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.20,
10.21, 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.33, 10.34, 10.35, and 10.36
hereto constitute management contracts or compensatory plans or arrangements within the meaning of Item 14(a)(3) of Form 10-K.