Form 10-Q
period 2000-03-19
NEWPORT NEWS SHIPBUILDING INC
filed 2000-05-03
CIK 1025361

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 19, 2000

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

                      ----------------------------------

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

Common Stock, par value $.01 per share: 30,982,298 shares outstanding and associated preferred stock purchase rights as of April 18, 2000.

                               TABLE OF CONTENTS



                                                                                                           PAGE
                                                                                                           ----
Part I--Financial Information
     Newport News Shipbuilding Inc.
         Consolidated Statements of Earnings ........................................................        2
         Consolidated Balance Sheets.................................................................        3
         Consolidated Statements of Cash Flows.......................................................        4
         Notes to Consolidated Financial Statements..................................................        5
         Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9

Part II--Other Information
     Item 1. Legal Proceedings.......................................................................       11
     Item 2. Changes in Securities and Use of Proceeds...............................................        *
     Item 3. Defaults Upon Senior Securities.........................................................        *
     Item 4. Submission of Matters to a Vote of Security Holders.....................................        *
     Item 5. Other Matters...........................................................................       11
     Item 6. Exhibits and Reports on Form 8-K........................................................       11


*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.


THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

                                    PART I

                             FINANCIAL INFORMATION

                        NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                                 Quarter Ended
                                                          -------------------------
                                                            March 19,     March 21,
                                                              2000          1999
                                                          ------------   ----------
Millions (Except Shares and Per Share Amounts)

Revenues ...........................................   $        469    $        430
Operating Costs and Expenses .......................           (423)           (386)
Other Income (Expense), net ........................              1              --
                                                       ------------    ------------

Operating Earnings .................................             47              44
Interest Expense, net of interest capitalized ......            (11)            (12)
                                                       ------------    ------------

Earnings Before Income Taxes .......................             36              32
Provision for Income Taxes .........................            (15)            (14)
                                                       ------------    ------------

Net Earnings .......................................   $         21    $         18
                                                       ============    ============

Weighted Average Number of Common Shares Outstanding

     Basic .........................................     32,094,653      34,635,540
                                                       ============    ============
     Diluted .......................................     33,184,413      35,948,639
                                                       ============    ============
Net Earnings Per Common Share

     Basic .........................................   $        .65    $        .52
                                                       ============    ============
     Diluted .......................................   $        .63    $        .50
                                                       ============    ============
Dividends Declared Per Common Share ................   $        .04    $        .04
                                                       ============    ============


The accompanying notes are an integral part of these consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                             March 19,           December 31,
                                                                                2000                 1999
                                                                         -----------------       -----------
                                                                            (Unaudited)           (Audited)
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents..............................................      $       2               $       2
Accounts Receivable....................................................            117                      93
Contracts in Process...................................................            268                     317
Inventory..............................................................             55                      55
Deferred Income Taxes..................................................            113                     108
Other Current Assets...................................................             19                      17
                                                                             ---------               ---------
Total Current Assets...................................................            574                     592
                                                                             ---------               ---------
Noncurrent Assets
Property, Plant and Equipment, net.....................................            703                     716
Other Assets...........................................................            213                     204
                                                                                  ----               ---------
Total Noncurrent Assets................................................            916                     920
                                                                             ---------               ---------
                                                                             $   1,490               $   1,512
                                                                             =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable.................................................      $      60               $      88
Short-Term Debt........................................................             29                      29
Postretirement Benefits................................................            126                     124
Other Accrued Liabilities .............................................            252                     205
                                                                             ---------               ---------
Total Current Liabilities..............................................            467                     446
                                                                             ---------               ---------
Noncurrent Liabilities
Long-Term Debt.........................................................            495                     525
Deferred Income Taxes..................................................            234                     233
Other Long-Term Liabilities............................................             34                      35
                                                                             ---------               ---------
Total Noncurrent Liabilities...........................................            763                     793
                                                                             ---------               ---------
Commitments and Contingencies (See Note 3)

Stockholders' Equity
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued 35,363,269 shares at
     March 19, 2000 and 35,290,652 shares at December 31, 1999.........              1                       1
Paid-In Capital........................................................            269                     264
Retained Earnings......................................................            104                      84
Unearned/Deferred Compensation.........................................            (2)                     (3)
Stock Employee Compensation Trust (SECT)  - shares held of
     3,915,226 and 2,661,926 at March 19, 2000 and
     December 31, 1999, respectively ..................................          (112)                    (73)
                                                                             ---------               ---------
Total Stockholders' Equity.............................................            260                     273
                                                                             ---------               ---------
                                                                             $   1,490               $   1,512
                                                                             =========               =========


The accompanying notes are an integral part of these consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Quarter Ended
                                                                           ---------------------------------
                                                                                March 19,         March 21,
                                                                                  2000             1999
                                                                           ------------------    -----------
Millions
Cash Flows from Operating Activities:
Net Earnings  ...........................................................       $   21               $    18
Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities -
         Depreciation and Amortization...................................           14                    15
         Deferred Income Taxes...........................................          (4)                    14
         Loss on Asset Disposition.......................................            1                     -
         (Gain) on Equity Investments....................................          (1)                     -
         Changes in Components of Working Capital -
           Decrease (Increase) in -
              Accounts Receivable........................................         (24)                    47
              Contracts in Process.......................................           49                     1
              Inventory..................................................           -                    (1)
              Other Current Assets.......................................          (2)                   (2)
           Increase (Decrease) in -
              Trade Accounts Payable.....................................         (30)                  (45)
              Accrued Liabilities and Other..............................           49                     -
         Other, net......................................................          (2)                     6
                                                                                ------               -------
Net Cash Provided by Operating Activities................................           71                    53
                                                                                ------               -------
Cash Flows from Investing Activities:
Capital Expenditures.....................................................          (2)                   (1)
Other....................................................................          (5)                     -
                                                                                ------               -------
Net Cash Used by Investing Activities....................................          (7)                   (1)
                                                                                ------               -------
Cash Flows from Financing Activities:
Decrease in Revolving Credit Facility....................................         (30)                  (66)
Payments on Short-Term Debt..............................................            -                  (10)
Issuance of SECT Shares/Common Stock.....................................            -                    24
Purchase of Common Stock ................................................         (32)                     -
Dividends Paid...........................................................          (1)                   (1)
Other ...................................................................          (1)                     -
                                                                                ------               -------

Net Cash Used by Financing Activities....................................         (64)                  (53)
                                                                                ------               -------

Net Increase  (Decrease) in Cash and Cash Equivalents....................            -                   (1)
Cash and Cash Equivalents at Beginning of Period.........................            2                     3
                                                                                ------               -------
Cash and Cash Equivalents at End of Period...............................       $    2               $     2
                                                                                ======               =======
Cash Paid (Received) During the Period for Income Taxes..................       $    -               $   (3)
                                                                                ======               =======
Cash Paid During the Period for Interest.................................       $    3               $     7
                                                                                ======               =======

The accompanying notes are an integral part of these consolidated statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended March 19, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company is reporting quarterly results on an accounting-month basis consistent with the prior year. In order to more effectively match revenues, costs, and profits with operating segments, certain amounts for 1999 have been reclassified to conform with the 2000 presentation. In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on March 19, 2000 and March 21, 1999, respectively.

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

Information about Revenues and Operating Earnings
For the Quarters Ended March 19, 2000 and March 21, 1999, respectively (in millions)


                                                                   Fleet                           All
                                               Construction      Services        Engineering      Others(1)   Total
                                               ------------      --------        -----------      ---------   -----
2000
----
Revenues....................................     $     206      $     192       $     68       $      3    $    469
Segment Operating Earnings..................            24             17              5              1          47

1999
----
Revenues....................................     $     181      $     207       $     41       $      1    $    430
Segment Operating Earnings..................            19             22              3              -          44

1. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Reconciliation of Segment Revenues and Operating Earnings to Consolidated
Amounts

For the Quarters Ended March 19, 2000 and March 21, 1999, respectively (in millions)

                                                                                2000         1999
                                                                             ---------    ---------
Revenues
--------
Total revenues for reportable segments...................................    $     466    $     429
Other revenues...........................................................            3            1
                                                                             ---------    ---------
         Total consolidated revenues.....................................    $     469    $     430
                                                                             =========    =========
Operating Earnings
------------------
Total operating earnings for reportable segments.........................    $      46    $      44
Other operating earnings.................................................            1            -
                                                                             ---------    ---------
         Total consolidated operating earnings...........................    $      47    $      44
                                                                             =========    =========

Information about Assets (in millions)


                                                                    Fleet                        All
                                               Construction       Services      Engineering     Others(1)     Total
                                               ------------       --------      -----------     ---------     -----

March 19, 2000..............................     $     187      $     127       $     57       $     14    $    385

December 31, 1999...........................           190            164             40             16         410


1 As the Company has a fully integrated production facility, its fixed assets are commingled and not identified with specific profit centers. Therefore, segment assets consist only of accounts receivable ("A/R") and contracts in process ("CIP") balances applicable to identified segments.


Reconciliation of Segment Assets to Consolidated Amounts (in millions)


                                                   March 19,          December 31,
                                                     2000               1999
                                                  -----------        -------------
Assets
------
Total A/R and CIP for reportable segments.....      $  371              $  394
Other unallocated A/R and CIP ................          14                  16
Other unallocated amounts ....................       1,105               1,102
                                                    ------              ------
Total consolidated assets ....................      $1,490              $1,512
                                                    ======              ======

                        NEWPORT NEWS SHIPBUILDING INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing fleet services for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 99% and 97% of the Company's revenues for the quarterly periods ended March 19, 2000 and March 21, 1999, respectively.

RESULTS OF OPERATIONS
                                                For the First Quarter Ended
-------------------------------------------------------------------------------
                                                     2000          1999
-------------------------------------------------------------------------------
Millions
Revenues........................................   $  469        $   430
Operating Earnings..............................       47             44

Revenues for the first quarter of 2000 increased $39 million to $469 million compared with the same period in 1999. The revenue improvement was attributable to gains in the Construction and Engineering segments. Construction revenues increased as a result of advanced planning work on the next aircraft carrier (CVN 77) and increased activity on the Virginia-class submarine program, partially offset by lower activity on the carrier Reagan. Engineering revenues increased due to development work on the propulsion plant for the next generation of aircraft carriers. While revenues in the Construction and Engineering segments reflected growth, Fleet Services revenues were slightly lower because of the reallocation of resources to construction programs as the refueling and overhaul of the carrier Nimitz enters its final stages. Revenues for the first quarter of 2000 were also favorably impacted by the timing of material receipts across all segments.

First quarter 2000 operating earnings increased $3 million to $47 million. The improvement was primarily driven by volume gains in the Construction and Engineering segments.

The Company's funded backlog was $3.1 billion at March 19, 2000, substantially all of which was U.S. Navy-related.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                                For the First Quarter Ended
-------------------------------------------------------------------------------
                                                     2000           1999
-------------------------------------------------------------------------------
Millions
Net cash provided by operating activities.......  $    71        $    53
Capital expenditures............................      (2)            (1)
Other investing cash flows......................      (5)              -
                                                  -------        -------

Subtotal........................................      64             52
Financing activities............................     (64)           (53)
                                                  -------        -------
Net increase (decrease) in cash and
 cash equivalents..............................   $    -        $    (1)
                                                  =======        =======

NET CASH PROVIDED BY OPERATING ACTIVITIES

The $18 million increase in 2000's comparative cash flows from operating activities was primarily due to a reduction in working capital, as well as improved quarterly earnings as discussed above in "Results of Operations." The reduction in working capital was due to normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable.

OTHER INVESTING CASH FLOWS

Other investing cash flow activities in 2000 relate to a $5 million investment in AMSEC LLC. The Company owns 45% of this low-cost fleet services organization.

FINANCING ACTIVITIES

The financing activities for the period ended March 19, 2000 reflect the purchase of Company stock on the open market, pay down of the revolving credit facility, and the payment of a quarterly dividend of four cents per share. The 1999 financing activities primarily reflect the receipt of proceeds from the issuance of SECT shares related to the Company's benefit plans, the pay off of short-term debt, pay down of the revolving credit facility, and the payment of a quarterly dividend.


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by terms such as "intends," "estimates," "expects," "projects," "anticipates," "goal," "plan," "should," "believes," "assumed," and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Consolidated Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general U.S.
and international political, economic and competitive conditions;
(b) initiatives to reduce the federal budget deficit, including reductions in defense spending, or the failure of anticipated increases in defense spending to materialize in whole or in part; (c) reductions in the number or size of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.

                                    PART II

                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Consolidated Financial Statements contained herein, which is incorporated in this Item 1 of Part II by reference.

ITEM 5.  OTHERS MATTERS.

Share Repurchase Programs

On February 1, 2000, the Company announced a $100 million share repurchase program adding to a $100 million share repurchase program authorized in June 1999. The new plan will be implemented over the 2000-2001 time period and will be accomplished through open market and privately negotiated transactions. The Company has purchased 3.4 million shares at a cost of $100 million completing the June 1999 authorization. As of April 18, 2000, the Company has also purchased an additional 0.8 million shares at a cost of $23 million under the February 1, 2000 share repurchase program.

Stockholder Proposals

In order for a stockholder to nominate a candidate for election as a director of the Company or to propose other business to come before the Company's 2001 Annual Meeting of Stockholders, such nomination or proposal must be received by the Secretary of the Company at its principal executive offices at 4101 Washington Avenue, Newport News, Virginia 23607, not later than March 9, 2001, in accordance with the Company's Bylaws. Any proposal submitted by a stockholder for inclusion in the proxy materials for the Company's Annual Meeting of Stockholders in 2001 must be delivered to the Secretary of the Company at the foregoing address, in accordance with Securities and Exchange Commission Rule 14a-8, not later than December 12, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.1      Financial Data Schedule


Except as indicated, during the first quarter, the Company filed the following current reports on Form 8-K.

Date of Filing            Subject
--------------            -------

February 2, 2000          Announcing a $100 million share repurchase program and
                          regular dividend.

February 15, 2000         The Board of Directors of the Company established
                          Thursday, May 18, 2000, as the date for the Company's
                          2000 Annual Meeting of Stockholders.

March 24, 2000*           Announcing the election of Dr. Shirley Ann Jackson as
                          a Class III director of the Company effective
                          July 1, 2000.


* Filed subsequent to the end of the first quarter.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                  Newport News Shipbuilding Inc.


                                           By:  /s/ Charles P. Wingfield, Jr.
                                                --------------------------------

                                                Vice President and Controller
                                                (Principal Financial Officer)

Date: May 2, 2000