Form 10-Q
period 2000-06-18
NEWPORT NEWS SHIPBUILDING INC
filed 2000-08-01
CIK 1025361

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        ------------------------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 18, 2000

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                         to

                        Commission file number  1-12385

                        -------------------------------

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

                        ------------------------------

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

Common Stock, par value $.01 per share: 30,454,410 shares outstanding and associated preferred stock purchase rights as of July 17, 2000.

                               TABLE OF CONTENTS



                                                                                                   PAGE
                                                                                                   ----
Part I--Financial Information

     Newport News Shipbuilding Inc.

        Consolidated Statements of Earnings....................................................     2

        Consolidated Balance Sheets............................................................     4

        Consolidated Statements of Cash Flows..................................................     5

        Notes to Consolidated Financial Statements.............................................     6

        Management's Discussion and Analysis of Financial Condition and Results of Operations..    10

        Quantitative and Qualitative Disclosures About Market Risk.............................    11

Part II--Other Information

     Item 1. Legal Proceedings.................................................................    13

     Item 2. Changes in Securities and Use of Proceeds.........................................     *

     Item 3. Defaults Upon Senior Securities...................................................     *

     Item 4. Submission of Matters to a Vote of Security Holders...............................    13

     Item 5. Other Matters.....................................................................    13

     Item 6. Exhibits and Reports on Form 8-K..................................................    14


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

                                    PART I

                             FINANCIAL INFORMATION

                        NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                            Quarter Ended
                                                   ----------------------------
                                                     June 18,         June 20,
                                                       2000             1999
                                                   -----------      -----------
Millions (Except Shares and Per Share Amounts)

Revenues........................................   $       532      $       444
Operating Costs and Expenses....................          (478)            (387)
Other Income (Expense), net.....................             -               15
                                                   -----------      -----------

Operating Earnings..............................            54               72
Interest Expense, net of interest capitalized...           (14)             (12)
                                                   -----------      -----------

Earnings Before Income Taxes....................            40               60
Provision for Income Taxes......................           (16)             (25)
                                                   -----------      -----------

Net Earnings....................................   $        24      $        35
                                                   ===========      ===========


Weighted Average Number of Common Shares
Outstanding

     Basic......................................    30,919,234       35,075,784
                                                   ===========      ===========

     Diluted....................................    32,290,845       36,396,534
                                                   ===========      ===========

Net Earnings Per Common Share

     Basic......................................   $       .77      $       .99
                                                   ===========      ===========

     Diluted....................................   $       .74      $       .95
                                                   ===========      ===========

Dividends Declared Per Common Share.............   $       .04      $       .04
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

                                    PART I

                             FINANCIAL INFORMATION

                        NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                         Six Months Ended
                                                  -----------------------------
                                                    June 18,          June 20,
                                                      2000              1999
                                                  -----------       -----------
Millions (Except Shares and Per Share Amounts)

Revenues........................................  $     1,001       $       874
Operating Costs and Expenses....................         (901)             (773)
Other Income (Expense), net.....................            1                15
                                                  -----------       -----------

Operating Earnings..............................          101               116
Interest Expense, net of interest capitalized...          (25)              (24)
                                                  -----------       -----------

Earnings Before Income Taxes....................           76                92
Provision for Income Taxes......................          (31)              (39)
                                                  -----------       -----------

Net Earnings....................................  $        45       $        53
                                                  ===========       ===========

Weighted Average Number of Common Shares
Outstanding

     Basic......................................   31,506,944        34,855,662
                                                  ===========       ===========

     Diluted....................................   32,737,629        36,172,587
                                                  ===========       ===========

Net Earnings Per Common Share

     Basic......................................  $      1.42       $      1.51
                                                  ===========       ===========

     Diluted....................................  $      1.36       $      1.45
                                                  ===========       ===========

Dividends Declared Per Common Share.............  $       .08       $       .08
                                                  ===========       ===========



       The accompanying notes are an integral part of these consolidated statements of earnings.

                        NEWPORT NEWS SHIPBUILDING INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         June 18,      December 31,
                                                                           2000            1999
                                                                       ------------   --------------
                                                                        (Unaudited)      (Audited)
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents............................................      $    9         $    2
Accounts Receivable..................................................         120             93
Contracts in Process.................................................         275            317
Inventory............................................................          57             55
Deferred Income Taxes................................................         113            108
Other Current Assets.................................................          15             17
                                                                           ------         ------
Total Current Assets.................................................         589            592
                                                                           ------         ------

Noncurrent Assets
Property, Plant and Equipment, net...................................         689            716
Other Assets.........................................................         218            204
                                                                           ------         ------
Total Noncurrent Assets..............................................         907            920
                                                                           ------         ------
                                                                           $1,496         $1,512
                                                                           ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable...............................................      $   48         $   73
Short-Term Debt......................................................          29             29
Postretirement Benefits..............................................         129            124
Other Accrued Liabilities............................................         244            220
                                                                           ------         ------
Total Current Liabilities............................................         450            446
                                                                           ------         ------

Noncurrent Liabilities
Long-Term Debt.......................................................         523            525
Deferred Income Taxes................................................         234            233
Other Long-Term Liabilities..........................................          34             35
                                                                           ------         ------
Total Noncurrent Liabilities.........................................         791            793
                                                                           ------         ------
Commitments and Contingencies (See Note 3)

Stockholders' Equity
Common Stock, $.01 par value -
  authorized 70,000,000 shares; issued 35,341,666 shares at
  June 18, 2000 and 35,290,652 shares at December 31, 1999...........           1              1
Paid-In Capital......................................................         294            264
Retained Earnings....................................................         126             84
Unearned/Deferred Compensation.......................................          (2)            (3)
Stock Employee Compensation Trust (SECT) - shares held of 4,765,266
 and 2,661,926 at June 18, 2000 and December 31, 1999, respectively..        (164)           (73)
                                                                           ------         ------
Total Stockholders' Equity...........................................         255            273
                                                                           ------         ------
                                                                           $1,496         $1,512
                                                                           ======         ======

 The accompanying notes are an integral part of these consolidated balance sheets.

                        NEWPORT NEWS SHIPBUILDING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Six Months Ended
                                                           -----------------------------------------
                                                                 June 18,              June 20,
                                                                   2000                  1999
                                                           ----------------        -----------------
Millions
Cash Flows from Operating Activities:
Net Earnings.............................................         $  45                 $  53
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities -
      Depreciation and Amortization......................            28                    30
      Deferred Income Taxes..............................            (4)                    7
      Loss on Asset Dispositions.........................             5                     9
      (Gain) / Loss on Equity Investments................            (2)                    1
      Changes in Components of Working Capital -
       Decrease (Increase) in -
         Accounts Receivable.............................           (26)                   70
         Contracts in Process............................            42                   (35)
       Inventory.........................................            (2)                   (3)
         Other Current Assets............................             2                    (3)
       Increase (Decrease) in -
         Trade Accounts Payable..........................           (26)                  (50)
         Accrued Liabilities and Other...................            26                    29
      Other, net.........................................            (1)                    8
                                                                  -----                 -----
Net Cash Provided by Operating Activities................            87                   116
                                                                  -----                 -----

Cash Flows from Investing Activities:
Capital Expenditures.....................................            (6)                   (7)
Other....................................................            (4)                  (15)
                                                                  -----                 -----
Net Cash Used by Investing Activities....................           (10)                  (22)
                                                                  -----                 -----

Cash Flows from Financing Activities:
Increase (Decrease) in Revolving Credit Facility.........             6                   (77)
Payments on Short-Term Debt..............................            (8)                   (9)
Issuance of SECT Shares/Common Stock.....................             -                    22
Purchase of Common Stock.................................           (60)                    -
Dividends Paid...........................................            (3)                   (3)
Other....................................................            (5)                    -
                                                                  -----                 -----
Net Cash Used by Financing Activities....................           (70)                  (67)
                                                                  -----                 -----
Net Increase  (Decrease) in Cash and Cash Equivalents....             7                    27
Cash and Cash Equivalents at Beginning of Period.........             2                     3
                                                                  -----                 -----
Cash and Cash Equivalents at End of Period...............         $   9                 $  30
                                                                  =====                 =====
Cash Paid During the Period for Income Taxes.............         $  37                 $   4
                                                                  =====                 =====
Cash Paid During the Period for Interest.................         $  27                 $  28
                                                                  =====                 =====

The accompanying notes are an integral part of these consolidated statements of cash flows.

                        NEWPORT NEWS SHIPBUILDING INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended June 18, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company is reporting quarterly results on an accounting-month basis consistent with the prior year. In order to more effectively match revenues, costs, and profits with operating segments, certain amounts for 1999 have been reclassified to conform with the 2000 presentation. The December 31, 1999 balance sheet includes certain reclassifications to conform with the 2000 presentation. In the opinion of the Company's management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

2. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on June 18, 2000 and June 20, 1999, respectively.

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

During the first quarter of 1999, the Company received a letter from the U.S. Navy Supervisor of Shipbuilding forwarding a DCAA final audit report questioning approximately $83 million of costs allocated to U.S. Government contracts as Independent Research and Development ("IR&D"). The letter requested additional comments regarding why NNS considers its existing cost accounting practice to be compliant with the Cost Accounting Standards. The Company provided such comments in the second quarter of 1999. On June 20, 2000, the Department of Defense Inspector General's Office issued a subpoena to the Company for certain records pertaining to this matter. The Company is in the process of responding to that subpoena. Management believes that the final resolution of this matter will not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

Information about Revenues and Operating Earnings
For the Quarters Ended June 18, 2000 and June 20, 1999, respectively (in millions)

                                                              Fleet                      All
                                             Construction   Services    Engineering   Others (1)    Total
                                             ------------   --------    -----------   ----------    ------
2000
----
Revenues............................         $        227   $    219    $        80   $       6     $  532
Segment Operating Earnings..........                   27         22              4           1         54

1999
----
Revenues............................         $        164   $    215    $        61   $       4     $  444
Segment Operating Earnings..........                   34         19              4          15         72

1. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities.

Information about Revenues and Operating Earnings
For the Six Months Ended June 18, 2000 and June 20, 1999, respectively (in millions)

                                                              Fleet                      All
                                             Construction   Services    Engineering   Others (1)    Total
                                             ------------   --------    -----------   ---------     -------
2000
----
Revenues............................         $        433   $    411    $       148   $       9     $ 1,001
Segment Operating Earnings..........                   51         39              9           2         101

1999
----
Revenues............................         $        345   $    422    $       102   $       5     $   874
Segment Operating Earnings..........                   53         41              7          15         116

1. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities.

Information about Assets (in millions)


                                         Fleet                   All
                         Construction  Services  Engineering  Others (1)  Total
                         ------------  --------  -----------  ----------  -----

June 18, 2000.........   $        217  $    131  $        38  $        9  $ 395

December 31, 1999.....            190       164           40          16    410

1. As the Company has a fully integrated production facility, its fixed assets are commingled and not identified with specific profit centers. Therefore, segment assets consist only of accounts receivable ("A/R") and contracts in process ("CIP") balances applicable to identified segments.


Reconciliation of Segment Assets to Consolidated Amounts (in millions)

                                               June 18,     December 31,
                                                 2000           1999
                                              ----------   --------------
Assets
------
Total A/R and CIP for reportable segments..    $   386      $       394
Other unallocated A/R and CIP..............          9               16
Other unallocated amounts..................      1,101            1,102
                                               -------      -----------
Total consolidated assets..................    $ 1,496      $     1,512
                                               =======      ===========

                        NEWPORT NEWS SHIPBUILDING INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing fleet services for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 98% and 97% of the Company's revenues for the quarterly periods ended June 18, 2000 and June 20, 1999, respectively.

RESULTS OF OPERATIONS
                                         For the Second Quarter Ended
--------------------------------------------------------------------------------
                                             2000           1999
--------------------------------------------------------------------------------
Millions
Revenues...........................         $  532         $  444
Operating Earnings.................             54             72

Revenues for the second quarter of 2000 increased $88 million to $532 million compared with the same period in 1999. The revenue improvement was attributable to gains in the Construction and Engineering segments. Construction revenues increased as a result of advanced planning work on the next aircraft carrier (CVN 77), increased activity on the Virginia-class submarine program, as well as higher activity on the carrier Reagan. Engineering revenues increased due to development work on the propulsion plant for the next generation of aircraft carriers.

Second quarter 2000 operating earnings increased $7 million to $54 million after adjusting 1999 results for non-recurring gains of $25 million. The one-time gains consisted of a break-up fee and option proceeds associated with the terminated Avondale merger and the settlement of insurance claims on construction contracts. The earnings improvement on an adjusted basis was primarily driven by volume gains in the Construction segment and improved margin performance in the Fleet Services segment.



                                         For the Six Months Ended
--------------------------------------------------------------------------------
                                             2000           1999
--------------------------------------------------------------------------------
Millions
Revenues...........................         $1,001         $  874
Operating Earnings.................            101            116

Revenues for the first six months of 2000 increased $127 million to $1,001 million compared with the same period in 1999. The revenue improvement was primarily attributable to gains in the Construction and Engineering segments due to increased planning work on CVN 77, increased activity on the Virginia-class submarine program and increased activity on the carrier Reagan. Increased engineering development work on the propulsion plant for the next generation of aircraft carriers also contributed to the growth in revenue. These volume gains were partially offset by lower Fleet Services revenues as the refueling and overhaul of the carrier Nimitz enters its final stages.

Operating earnings for the first six months of 2000 increased $10 million to $101 million after adjusting 1999 results for non-recurring gains of $25 million. The improvement was primarily driven by volume gains in the Construction segment.

The Company's funded backlog was $2.8 billion at June 18, 2000, substantially all of which was U.S. Navy-related.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:


                                                  For the Six Months Ended
--------------------------------------------------------------------------------
                                                       2000        1999
--------------------------------------------------------------------------------
Millions
Net cash provided by operating activities..........   $   87      $  116
Capital expenditures...............................       (6)         (7)
Other investing cash flows.........................       (4)        (15)
                                                      ------      ------
Subtotal...........................................       77          94
Financing activities...............................      (70)        (67)
                                                      ------      ------
Net increase (decrease) in cash and cash
equivalents........................................   $    7      $   27
                                                      ======      ======

NET CASH PROVIDED BY OPERATING ACTIVITIES

The $29 million decrease in 2000's comparative cash flows from operating activities was primarily due to an increase in working capital due to normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable. In addition, income tax payments were lower in 1999 due to the recognition of losses previously deferred for tax purposes on commercial tankers.

OTHER INVESTING CASH FLOWS

Other investing cash flow activities in 2000 primarily relate to an additional $5 million investment in AMSEC LLC, partially offset by a $1 million dividend received from Abu Dhabi Ship Building. The 1999 investing activities primarily relate to the Company's investment in AMSEC LLC. The Company owns 45% of this low-cost fleet services organization.

FINANCING ACTIVITIES

The financing activities for the period ended June 18, 2000 reflect the purchase of Company stock on the open market, increased revolver borrowings, pay down of debt, and the payment of two quarterly dividends of four cents per share. The 1999 financing activities primarily reflect the receipt of proceeds from the issuance of SECT shares related to the Company's benefit plans, the pay off of short-term debt, pay down of the revolving credit facility, and the payment of two quarterly dividends of four cents per share.


          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes with respect to this item from the disclosure included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by terms such as "intends," "estimates," "expects," "projects," "anticipates," "goal," "plan," "should," "could," "believes," "assumed," and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Consolidated Financial Statements,
(ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general U. S. and international political, economic and competitive conditions;
(b) initiatives to reduce the federal budget, including reductions in defense spending, or the failure of anticipated increases in defense spending to materialize in whole or in part; (c) reductions in the number or size of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.

                                    PART II

                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Consolidated Financial Statements contained herein, which is incorporated in this Item 1 of Part II by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 18, the Company held its 2000 Annual Meeting of Stockholders. Four proposals were presented to the stockholders for their approval. The outcome of the voting on the four proposals was as follows:

1. Proposal for the re-election of three Class I directors to hold office until 2003.

   Nominee                      For         Withheld
   -------                      ---         --------
   William P. Fricks        27,668,925      472,377
   Dr. William R. Harvey    27,673,763      467,539
   Stephen R. Wilson        27,660,551      480,751

2. Proposal to increase by 200,000 the number of shares authorized for issuance under the Newport News Shipbuilding Employee Stock Purchase and Accumulation Plan.

   For               Against       Abstain         Broker Non-Votes
   ---               -------       -------         ----------------
   27,353,162        651,143       136,997               None


3. Proposal to increase by 125,000 the number of shares authorized for issuance under the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc.


   For               Against       Abstain         Broker Non-Votes
   ---               -------       -------         ----------------
   16,856,757        11,041,145    243,400               None


4. Proposal to ratify the appointment by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for 2000.

   For               Against       Abstain         Broker Non-Votes
   ---               -------       -------         ----------------
   27,786,700        222,749       131,853               None

ITEM 5. OTHER MATTERS.

Share Repurchase Programs

On February 1, 2000, the Company announced a $100 million share repurchase program adding to a $100 million share repurchase program authorized in June 1999. The new plan will be implemented over the 2000-2001 time period and will be accomplished through open market and privately negotiated transactions. The Company has purchased 3.4 million shares at a cost of $100 million completing the June 1999 authorization. As of July 17, the Company has also purchased an additional 1.3 million shares at a cost of $41 million under the February 1, 2000 share repurchase program.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


Exhibit 27.1   Financial Data Schedule


Except as indicated, during the second quarter, the Company filed the following current reports on Form 8-K.

Date of Filing                  Subject
--------------                  -------

March 24, 2000                  Announcing the election of Dr. Shirley Ann
                                Jackson as a Class III director of the Company effective July 1, 2000.

June 20, 2000                   Announcing the issuance by the Department of
                                Defense Inspector General's Office of a subpoena to the Company for certain records pertaining to IR&D expenditures.

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

Date:  August 1, 2000