Form 10-Q
period 2000-09-17
NEWPORT NEWS SHIPBUILDING INC
filed 2000-10-31
CIK 1025361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 17, 2000

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

Common Stock, par value $.01 per share: 35,304,684 shares and associated preferred stock purchase rights as of October 16, 2000.

                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
Part I--Financial Information
     Newport News Shipbuilding Inc.
         Consolidated Statements of Earnings - Third Quarter.........................................        2
         Consolidated Statements of Earnings - Nine Months...........................................        3
         Consolidated Balance Sheets.................................................................        4
         Consolidated Statements of Cash Flows.......................................................        5
         Notes to Consolidated Financial Statements..................................................        6
         Management's Discussion and Analysis of Financial Condition and Results of Operations.......       10
         Quantitative and Qualitative Disclosures About Market Risk .................................       11

Part II--Other Information
     Item 1. Legal Proceedings.......................................................................       13
     Item 2. Changes in Securities and Use of Proceeds...............................................        *
     Item 3. Defaults Upon Senior Securities.........................................................        *
     Item 4. Submission of Matters to a Vote of Security Holders.....................................        *
     Item 5. Other Matters...........................................................................       13
     Item 6. Exhibits and Reports on Form 8-K........................................................       13



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

                                     PART I

                              FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                                         Quarter Ended
                                                                           ----------------------------------------
                                                                              September 17,         September 19,
                                                                                  2000                  1999
                                                                           ------------------    ------------------
Millions (Except Shares and Per Share Amounts)

Revenues...............................................................       $        493          $        451
Operating Costs and Expenses...........................................              (445)                 (405)
Other Income (Expense), net............................................                  2                     1
                                                                              ------------          ------------
Operating Earnings.....................................................                 50                    47
Interest Expense, net of interest capitalized..........................               (13)                  (13)
                                                                              ------------          ------------

Earnings Before Income Taxes...........................................                 37                    34
Provision for Income Taxes.............................................               (16)                  (14)
                                                                              ------------          ------------

Net Earnings...........................................................       $         21          $         20
                                                                              ============          ============


Weighted Average Number of Common Shares Outstanding

     Basic.............................................................         30,359,834            34,132,786
                                                                              ============          ============

     Diluted...........................................................         32,143,996            35,474,413
                                                                              ============          ============

Net Earnings Per Common Share

     Basic.............................................................       $        .71          $        .60
                                                                              ============          ============

     Diluted...........................................................       $        .67          $        .58
                                                                              ============          ============

Dividends Declared Per Common Share....................................       $        .04          $        .04
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

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                           ----------------------------------------
                                                                              September 17,         September 19,
                                                                                  2000                  1999
                                                                           ------------------    ------------------
Millions (Except Shares and Per Share Amounts)

Revenues...............................................................       $      1,494          $      1,325
Operating Costs and Expenses...........................................            (1,346)               (1,178)
Other Income (Expense), net............................................                  3                    16
                                                                              ------------          ------------

Operating Earnings.....................................................                151                   163
Interest Expense, net of interest capitalized..........................               (38)                  (37)
                                                                              ------------          ------------

Earnings Before Income Taxes...........................................                113                   126
Provision for Income Taxes.............................................               (47)                  (53)
                                                                              ------------          ------------

Net Earnings...........................................................       $         66          $         73
                                                                              ============          ============


Weighted Average Number of Common Shares Outstanding

     Basic.............................................................         31,124,574            34,614,703
                                                                              ============          ============

     Diluted...........................................................         32,539,751            35,939,862
                                                                              ============          ============

Net Earnings Per Common Share

     Basic.............................................................       $       2.12          $       2.11
                                                                              ============          ============

     Diluted...........................................................       $       2.03          $       2.03
                                                                              ============          ============

Dividends Declared Per Common Share....................................       $        .12          $        .12
                                                                              ============          ============



        The accompanying notes are an integral part of these consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                             September 17,          December 31,
                                                                                2000                    1999
                                                                          ----------------       ------------------
                                                                             (Unaudited)              (Audited)
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents....................................................    $     2            $      2
Accounts Receivable..........................................................        145                  93
Contracts in Process.........................................................        271                 317
Inventory....................................................................         57                  55
Deferred Income Taxes........................................................        113                 108
Other Current Assets.........................................................         14                  17
                                                                                 -------            --------

Total Current Assets.........................................................        602                 592
                                                                                 -------            --------

Noncurrent Assets
Property, Plant, and Equipment, net..........................................        682                 716
Other Assets.................................................................        222                 204
                                                                                 -------            --------

Total Noncurrent Assets......................................................        904                 920
                                                                                 -------            --------

                                                                                 $ 1,506            $  1,512
                                                                                 =======            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable.......................................................    $    51             $    73
Short-Term Debt..............................................................         29                  29
Postretirement Benefits......................................................        131                 124
Deferred Income Taxes........................................................          2                   -
Other Accrued Liabilities....................................................        260                 220
                                                                                 -------             -------

Total Current Liabilities....................................................        473                 446
                                                                                 -------             -------

Noncurrent Liabilities
Long-Term Debt...............................................................        508                 525
Deferred Income Taxes........................................................        234                 233
Other Long-Term Liabilities..................................................         29                  35
                                                                                 -------             -------
Total Noncurrent Liabilities.................................................        771                 793
                                                                                 -------             -------
Commitments and Contingencies (See Note 3)

Stockholders' Equity
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued 35,342,314 shares at
     September 17, 2000, and 35,290,652 shares at December 31, 1999..........          1                   1
Paid-In Capital..............................................................        332                 264
Retained Earnings............................................................        146                  84
Unearned/Deferred Compensation ..............................................        (1)                 (3)
Stock Employee Compensation Trust (SECT) - shares held of 5,098,426 and
     2,661,926 at September 17, 2000 and December 31, 1999, respectively.....      (216)                (73)
                                                                                 -------             -------
Total Stockholders' Equity...................................................        262                 273
                                                                                 -------             -------

                                                                                 $  1,506            $ 1,512
                                                                                 ========            =======

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                           ----------------------------------------
                                                                              September 17,         September 19,
                                                                                  2000                  1999
                                                                           ------------------    ------------------
Millions
Cash Flows from Operating Activities:
Net Earnings  ...........................................................       $   66               $    73
Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities -
         Depreciation and Amortization...................................           41                    43
         Deferred Income Taxes...........................................          (2)                     5
         (Gain) on Equity Investments....................................          (4)                     -
         Loss on Asset Dispositions......................................            6                    11
         Changes in Components of Working Capital -
           Decrease (Increase) in -
              Accounts Receivable........................................         (50)                    36
              Contracts in Process.......................................           46                    30
              Inventory..................................................          (2)                   (2)
              Other Current Assets.......................................            3                   (1)
           Increase (Decrease) in -
              Trade Accounts Payable.....................................         (22)                  (52)
              Accrued Liabilities and Other..............................          49                   (13)
         Other, net......................................................          (3)                    11
                                                                                ------               -------
Net Cash Provided by Operating Activities................................          128                   141
                                                                                ------               -------

Cash Flows from Investing Activities:
Capital Expenditures.....................................................         (13)                  (10)
Other....................................................................          (4)                  (15)
                                                                                ------               -------
Net Cash Used by Investing Activities....................................         (17)                  (25)
                                                                                ------               -------

Cash Flows from Financing Activities:
Decrease in Revolving Credit Facility....................................          (2)                  (54)
Payments on Long-Term Debt...............................................         (15)                  (15)
Payments on Short-Term Debt..............................................            -                   (9)
Issuance of SECT Shares/Common Stock.....................................            -                    22
Treasury Stock /SECT Purchases...........................................         (73)                  (56)
Dividends Paid...........................................................          (4)                   (4)
Stock Options Exercised..................................................         (16)                   (2)
Other....................................................................          (1)                     2
                                                                                ------               -------
Net Cash Used by Financing Activities....................................        (111)                 (116)
                                                                                ------               -------

Net Increase (Decrease) in Cash and Cash Equivalents.....................            -                     -
Cash and Cash Equivalents at Beginning of Period.........................            2                     3
                                                                                ------               -------

Cash and Cash Equivalents at End of Period...............................       $    2               $     3
                                                                                ======               =======

Cash Paid During the Period for Income Taxes.............................       $   41               $    51
                                                                                ======               =======

Cash Paid During the Period for Interest.................................       $   32               $    31
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

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 17, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on September 17, 2000 and September 19, 1999, respectively.

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

Litigation

The Company is both a plaintiff and a defendant in matters of varying nature related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings should not have a material effect on the financial position, results of operations, or cash flows of the Company.

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

Information about Revenues and Operating Earnings
For the Quarters Ended September 17, 2000 and September 19, 1999, respectively (in millions)

                                                                                 Reportable
                                                      Fleet                       Segments         All
                                     Construction    Services   Engineering       Subtotal      Others (1)      Total
                                     ------------    --------   -----------      ----------     ----------      -----
2000
----
Revenues.....................         $   222         $ 188      $  80              $ 490         $  3          $ 493
Segment Operating Earnings...              27            17          5                 49            1             50


1999
----
Revenues.....................         $   150         $ 228      $  72              $ 450         $  1          $ 451
Segment Operating Earnings...              22            21          5                 48          (1)             47


1. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities.


Information about Revenues and Operating Earnings
For the Nine Months Ended September 17, 2000 and September 19, 1999, respectively (in millions)


                                                                                 Reportable
                                                      Fleet                       Segments         All
                                     Construction    Services   Engineering       Subtotal      Others (1)      Total
                                     ------------    --------   -----------      ----------     ----------      -----
2000
----
Revenues.....................         $    655        $  599      $   228          $ 1,482        $  12         $1,494
Segment Operating Earnings...               78            56           14              148            3            151

1999
----
Revenues.....................         $    495        $  650      $   174          $ 1,319        $   6         $1,325
Segment Operating Earnings...               75            62           12              149           14            163



1. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities.

Information about Assets (in millions)

                                                      Fleet                         All
                                     Construction    Services   Engineering      Others (1)      Total
                                     ------------    --------   -----------      ----------      -----

September 17, 2000..............      $    260        $   107    $   39            $ 10          $ 416


December 31, 1999...............           190            164        40              16            410

1. As the Company has a fully integrated production facility, its fixed assets are commingled and not identified with specific profit centers. Therefore, segment assets consist only of accounts receivable ("A/R") and contracts in process ("CIP") balances applicable to identified segments.


Reconciliation of Segment Assets to Consolidated Amounts (in millions)


                                                  September 17,            December 31,
                                                       2000                    1999
                                                -----------------       ------------------
Assets
------
Total A/R and CIP for reportable segments........    $     406            $      394
Other unallocated A/R and CIP....................           10                    16
Other unallocated amounts........................        1,090                 1,102
                                                     ---------            ----------
Total consolidated assets........................    $   1,506            $    1,512
                                                     =========            ==========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing fleet services for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 97% of the Company's revenues for the quarterly periods ended September 17, 2000 and September 19, 1999.

Results of Operations
                                                For the Third Quarter Ended
--------------------------------------------------------------------------------
                                                    2000           1999
--------------------------------------------------------------------------------
Millions
Revenues................................          $  493        $   451
Operating Earnings......................              50             47

Revenues for the third quarter of 2000 increased $42 million to $493 million compared with the same period in 1999. The revenue improvement was attributable to gains in the Construction and Engineering segments. Construction revenues increased as a result of advanced planning work on the next aircraft carrier (CVN 77), increased activity on the Virginia-class submarine program, as well as higher activity on the carrier Reagan. Engineering revenues increased due to development work on the propulsion plant for the next generation of aircraft carriers. These volume gains were partially offset by lower Fleet Services revenues as the refueling and overhaul of the carrier Nimitz enters its final stages.

Third quarter 2000 operating earnings increased $3 million to $50 million compared with the same period in 1999. The earnings improvement was driven by volume gains in the Construction segment, which were partially offset by lower activity on Nimitz as explained above. In addition, the Company reached a preliminary agreement with the Navy during the quarter regarding the simplification of its overhead allocation system. The agreement results in no overall funding increase to the Navy, has no impact on overall contract profit projections at completion, but does result in timing differences in the recognition of profits on the Company's programs. The reallocation of costs between programs affected by the cost allocation changes, together with the Company's ongoing assessment of program opportunities and risks, resulted in increased operating earnings in the Fleet Services segment of $9 million with a corresponding $6 million decrease in the Construction segment. Overall there was no material impact on revenues, operating earnings or cash flows of the Company. The operating margins reported by segment for the quarter are consistent with the estimated margins to contract completion for current programs.



                                                  For the Nine Months Ended
--------------------------------------------------------------------------------
                                                    2000           1999
--------------------------------------------------------------------------------
Millions
Revenues................................         $ 1,494       $  1,325
Operating Earnings......................             151            163

Revenues for the first nine months of 2000 increased $169 million to $1,494 million compared with the same period in 1999. The revenue improvement was primarily attributable to gains in the Construction and Engineering segments due to increased planning work on CVN 77, increased activity on the Virginia-class submarine program and increased activity on the carrier Reagan. Increased engineering development work on the propulsion plant for the next generation of aircraft carriers also contributed to the growth in revenue. These volume gains were partially offset by lower Fleet Services revenues as the refueling and overhaul of the carrier Nimitz enters its final stages.

Operating earnings for the first nine months of 2000 increased $13 million to $151 million after adjusting 1999 results for non-recurring gains of $25 million associated with the terminated Avondale merger and the settlement of insurance claims on construction contracts. The improvement was primarily driven by volume gains in the Construction segment on Reagan, CVN 77, and Virginia-class submarines. These gains were partially offset by lower activity on Nimitz in the Fleet Services segment.

The  Company's   funded   backlog  was  $2.4  billion  at  September  17,  2000,
substantially all of which was U.S. Navy-related.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                                  For the Nine Months Ended
--------------------------------------------------------------------------------
                                                    2000           1999
--------------------------------------------------------------------------------
Millions
Net cash provided by operating activities......  $   128        $   141
Capital expenditures...........................     (13)           (10)
Other investing cash flows.....................      (4)           (15)
                                                 -------        -------

Subtotal.......................................      111            116
Financing activities...........................    (111)          (116)
                                                 -------        -------

Net increase (decrease) in cash and cash
        equivalents..........                    $     -        $     -
                                                 =======        =======


NET CASH PROVIDED BY OPERATING ACTIVITIES

The $13 million decrease in 2000's comparative cash flows from operating activities was primarily due to lower earnings and an increase in working capital resulting from normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable. These variances were partially offset by lower tax payments in 2000 as compared to 1999.

OTHER INVESTING CASH FLOWS

Other investing cash flow activities in 2000 primarily relate to an additional $5 million investment in AMSEC LLC, partially offset by a $1 million dividend received from Abu Dhabi Ship Building. The 1999 investing activities primarily relate to the Company's investment in AMSEC LLC. The Company owns 45% of this low-cost fleet services organization.

FINANCING ACTIVITIES

The financing activities for the period ended September 17, 2000 reflect the purchase of Company stock on the open market, decreased revolver borrowings, pay down of debt, the impact of exercised stock options, and the payment of three quarterly dividends of four cents per share. The 1999 financing activities reflect the receipt of proceeds from the issuance of SECT shares related to the Company's benefit plans, the purchase of Company stock under the stock repurchase program, payments on long-term debt, payments on short-term debt, pay-down of the revolving credit facility, and the payment of three quarterly dividends of four cents per share.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes with respect to this item from the disclosure included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RECENTLY ISSUED STANDARDS

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, (as amended by FAS No. 137) "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS No. 133 is effective for fiscal years beginning after June 20, 2000. The Company engages in minimal derivative activity and therefore the adoption of this new standard is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by terms such as"projections," "intends," "estimates," "expects," "projects," "anticipates," "goal," "plan," "should," "could," "believes," "assumed," and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Consolidated Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and
(iii) the following factors: (a) general U. S. and international political, economic and competitive conditions; (b) initiatives to reduce the federal budget, including reductions in defense spending, or the failure of anticipated increases in defense spending to materialize in whole or in part; (c) reductions in the number or size of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Financial Statements contained herein, which is incorporated in this Item 1 of
Part II by reference.

ITEM 5. OTHER MATTERS.

Share Repurchase Programs

On February 1, 2000, the Company announced a $100 million share repurchase program adding to a $100 million share repurchase program authorized in June 1999. The new plan will be implemented over the 2000-2001 time period and will be accomplished through open market and privately negotiated transactions. The Company has purchased 3.4 million shares at a cost of $100 million completing the June 1999 authorization. As of October 16, 2000 the Company has also purchased an additional 1.9 million shares at a cost of $64.6 million under the February 1, 2000 share repurchase program.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number:

Exhibit 10.1 Newport News Shipbuilding Inc. Amended and Restated Stock Employee Compensation Trust Agreement, dated as of August 1, 2000.

Exhibit 27.1      Financial Data Schedule

Except as indicated, during the third quarter, the Company filed the following current reports on Form 8-K.

September 25, 2000*        Newport News Shipbuilding's Chairman and Chief
                           Executive Officer announced internal organizational changes.

September 20, 2000*        Disclosure regarding Newport News Shipbuilding's
                           Chairman and Chief Executive Officer, William P.
                           Fricks presentation to securities analysts and other attendees at the Morgan Stanley Dean Witter
                           Aerospace and Defense Conference.

September 18, 2000*        Announcing the appointment of Charles (Chuck) S. Ream
                           as Senior Vice President and Chief Financial Officer effective October 2, 2000.

June 20, 2000              Announcing  the  issuance  by the  Department  of
                           Defense Inspector General's Office of a subpoena to the Company for certain records pertaining to IR&D expenditures.


* Filed subsequent to the end of the third quarter.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         Newport News Shipbuilding Inc.


                                                By:  /s/ Charles S. Ream
                                                   -----------------------

                                                    Senior Vice President and
                                                    Chief Financial Officer


Date:  10/31/00