Form 10-K
period 2000-12-31
NEWPORT NEWS SHIPBUILDING INC
filed 2001-03-26
CIK 1025361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the transition period from     to

                         Commission file number 1-12385

                                   ----------

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

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $1.91 billion at March 1, 2001.

34,933,238 shares of the registrant's Common Stock and associated preferred stock purchase rights were outstanding at March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant's definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 18, 2001.

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

U.S. Navy contracts for aircraft carrier and submarine construction and carrier refuelings and overhauls have generated the majority of the Company's revenues. Overall, the Company's U.S. Navy business accounted for approximately 98% of the Company's revenues for 2000 and 1999, and 92% for 1998. Newport News Shipbuilding has built 10 of the 12 active aircraft carriers in the U.S. fleet, including all nine nuclear-powered aircraft carriers. For the last 40 years, Newport News Shipbuilding has been the sole designer and builder of the U.S. Navy's aircraft carriers.

For a summary of the Company's revenues and operating earnings by classes of products and service, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSTRUCTION

Construction activities generated approximately 46%, 38%, and 45% of revenues for the years ended December 31, 2000, 1999, and 1998, respectively. In recent history, the Company has principally been engaged in designing, constructing, overhauling, and repairing aircraft carriers and submarines for the U.S. Navy, and the Company's strategy is to improve this focus on its core business while growing its U.S. Navy fleet maintenance, repair, and support business.

The Company is currently constructing Ronald Reagan, the ninth Nimitz-class carrier, with delivery scheduled for 2003. In January 2001, the Company was awarded a $3.6 billion contract modification for the construction of CVN 77, increasing the total value of the contract to $4.1 billion. CVN 77 will serve as a transition ship to the next class of carriers and is scheduled for delivery in 2008. The Company will assume an expanded construction role on CVN 77 by serving as the systems integrator for the warfare system, a task previously performed by the U.S. Navy.

As part of its continuing efforts to provide value and attract future work, the Company established its Innovation Center (the "Center") in 1996. The Center provides a state-of-the-art venue for design and systems solutions to reduce both acquisition and life-cycle costs of vessels. The Center seeks to develop the most innovative and cost-effective designs for future aircraft carriers and submarines built at the Company, while also providing an optimum setting for integrated product and process development teams.

In June 1998, the Commonwealth of Virginia ("the State") approved $98 million in funding comprised of $58 million for the Company to construct and up to $40 million for the Company to operate the Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"). The cost to build VASCIC approximates $58 million. Full funding of the $58 million construction cost has been provided by the State through bonds issued by the Newport News Industrial Development Authority. VASCIC is expected to begin operations in the third quarter of 2001. The proposed authorization of operations grant funds (up to $40 million by 2004) is uncertain due to the inability of the Virginia General Assembly to pass a budget for 2001. As of March 6, 2001, the General Assembly adjourned for the year without a budget, and it is unclear whether the Governor will convene a special session to reconsider the matter. Operations grant funding may be approved by future General Assembly sessions.

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

The Company is currently performing design concept studies for the next generation of aircraft carriers, CVNX. The first aircraft carrier in this new class, CVNX1, is expected to be awarded in 2006. In September 1998, the Defense Acquisition Board announced that future aircraft carriers will be large-deck and nuclear. Due to its position as the only shipyard capable of building the U.S. Navy's nuclear-powered aircraft carriers, the Company believes it is in a strong competitive position to be awarded these contracts, although no assurances can be given that it will receive any award, that the project will not be delayed, or that the project will be funded by Congress.

The Company is also one of two U.S. manufacturers of U.S. Navy nuclear-powered submarines. The Company has constructed 53 nuclear-powered submarines, including 39 fast attack submarines and 14 of the larger, fleet ballistic missile submarines. The Company delivered its final Los Angeles-class submarine in August 1996.

At the urging of the U.S. Navy, the Company and Electric Boat Corporation ("Electric Boat"), a wholly-owned subsidiary of General Dynamics Corporation, reached an agreement in February 1997 to cooperatively build the first four new nuclear attack submarines of the Virginia-class ("NSSNs"). With Electric Boat serving as the prime contractor and lead designer, each company will construct certain portions of each submarine, with final assembly, testing, outfitting, and delivery alternating between the two yards.

In September 1998, under the teaming arrangement, the Company participated in the negotiation of a $4.2 billion contract for co-production of the first four NSSNs. Design, development, and planning work took place over the course of 1998, with the Company initiating significant NSSN construction in 1999 and 2000. The Company estimates that the NSSN program could total up to 30 submarines, although no assurances can be given as to the number of NSSNs that ultimately will be procured and built by the Company, either alone or in cooperation with Electric Boat.

FLEET SERVICES

The Company provides ongoing maintenance for the U.S. Navy's vessels through overhaul, refueling, and repair work, representing approximately 38%, 49%, and 39% of revenues for the years ended December 31, 2000, 1999, and 1998, respectively. The Company possesses unique expertise in servicing nuclear naval systems, and believes it is the only private shipyard presently capable of refueling nuclear-powered aircraft carriers.

In an effort to enhance the Company's operations in this segment, the Company completed a $20 million Consolidated Refueling Facility ("CRF") in 1997, and will finish construction of a $27 million Radiological Support Facility ("RSF") in the first quarter of 2001. The RSF will relocate radiological support activities from 23 sites in the shipyard to a single facility. The facility will house a liquid waste treatment plant, various laboratory functions, and capabilities for handling hazardous/radioactive material.

Aircraft carrier work is generally assigned by the U.S. Navy based on the type of work, location, and cost. In May 1998, the Company began refueling work on the Nimitz, the first refueling of a Nimitz-class aircraft carrier. The Nimitz refueling is in the final testing stage and is on track for re-delivery to the Navy in mid-2001. At the same time, the Company has been performing planning work on the next carrier refueling, Dwight D. Eisenhower, in preparation for its arrival in the second quarter of 2001. Each Nimitz-class aircraft carrier will be refueled once in its 50-year life. The Company estimates that up to ten Nimitz-class aircraft carriers could be refueled over the next 30 to 40 years, although no assurances can be given as to the number of Nimitz-class carriers that will be refueled and that the Company will receive any award.

The Company also performs Post Shake-Down Availabilities ("PSA") on carriers and submarines, which consist of repairs and maintenance after original delivery of a vessel to the U.S. Navy, as well as short-duration government and commercial ship repair work. During 2000, the Company completed the successful overhaul of the Ticonderoga-class guided missile cruiser, Gettysburg, and a number of other small repair jobs.

ENGINEERING

The Company provides engineering, planning, and design services primarily to the U.S. Navy, representing approximately 15%, 12%, and 15% of revenues for the years ended December 31, 2000, 1999, and 1998, respectively. The Company maintains a stable level of funded engineering support services for the U.S. Navy, which includes new aircraft carrier research and development, reactor plant planning, and aircraft carrier and submarine engineering support. The Company is a leader in aircraft carrier design, performing a majority of the ship integration and related design development work for the Naval Sea Systems Command. The Company has been able to apply its engineering capabilities in a variety of projects for the U.S. Navy, including being the lead design yard and planning yard for the Los Angeles-class submarine and lead design yard for the Seawolf-class submarine.

COMPETITION

The reduced level of shipbuilding activity by the U.S. Navy during the past decade has resulted in fewer contracts and workforce reductions in the industry, but little infrastructure consolidation. The general result has been fewer contracts awarded to the same fixed number of large shipyards. Based on the President's 2001 budget, the Company believes the number of programs currently planned by the U.S. Navy over the next several years will remain relatively steady.

The Company believes an existing government-owned U.S. West Coast shipyard could refuel nuclear-powered carriers if it made substantial investments in its facilities, personnel, and training. An existing government-owned U.S. East Coast shipyard is presently involved in nuclear refueling, overhaul, and de-activation of Los Angeles-class submarines. With respect to the market for U.S. military contracts for other types of vessels, there are principally six major private U.S. shipyards, including the Company, that compete for contracts to construct, overhaul, repair or convert other types of vessels.

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

GOVERNMENT CONTRACTING, CLAIMS, AND INVESTIGATIONS

More than 95% of the Company's sales involve contracts entered into with the U.S. Government. The Company's principal U.S. Government business is currently performed under fixed price, fixed price plus incentive fee, cost plus incentive fee, and cost plus fixed fee contracts. The risk to the Company of not being reimbursed for its costs varies with the type of contract.

o Fixed Price ("FP") - the contractor retains all cost savings on completed contracts, but is liable for the full amount of all expenditures in excess of the contract price.

o Fixed Price Plus Incentive Fee ("FPIF") - the U.S. Government is liable for all allowable costs up to a ceiling price, with the contractor's fee increased or decreased according to a formula set forth in the contract that generally compares the amount of cost incurred to the contract target cost.

o Cost Plus Incentive Fee ("CPIF") - the contractor's profit is determined by a contractually specified formula, which essentially compares allowable incurred costs to the contract target cost.

o Cost Plus Fixed Fee ("CPFF") - the fee is the same without regard to the amount of cost incurred.

The Company currently constructs aircraft carriers pursuant to FPIF contracts, and refuels carriers and constructs submarines pursuant to CPIF contracts.

Contracting with the U.S. Government may also result in the Company filing Requests for Equitable Adjustments ("REA") in connection with its contracts. REA's represent claims against the U.S. Government for changes in the original contract requirements and resulting delays and disruption in contract performance. In December 1999, the Company issued five REAs claiming entitlement to certain allowable costs as a result of the impact to the Company's performance due to a 1999 labor force strike. The settlement of these REAs is not expected to have a material impact on the financial position, results of operations, or cash flows of the Company.

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

The Company is currently involved in several such audits and other investigative proceedings with the U.S. Government. Although the eventual outcome of these audits and investigations cannot be determined at this time, management believes, based on current information, that the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company (See Note 13 "Commitments and Contingencies" to the Consolidated Financial Statements of the Company).

REGULATION

The Company is subject to stringent environmental laws and regulations in all jurisdictions in which it operates. Management believes that the Company is in substantial compliance with all applicable environmental laws and regulations. Historically, environmental compliance costs incurred by the Company have not been material. Like all of its U.S. competitors, the Company will be required to upgrade its air emission control facilities pursuant to recently drafted regulations under the Clean Air Act Amendments of 1990. These regulations call for a phased-in compliance program such that the Company will continue to incur such costs through 2001. Environmental compliance costs for the year ended December 31, 2000 were not material to the Company's financial position, results of operations, or cash flows. Although there can be no assurances, management does not believe that future environmental compliance costs will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Nuclear Regulatory Commission, the Department of Energy, and the Department of Defense regulate and control various matters relating to nuclear materials handled by the Company. Subject to certain requirements and limitations, the Company's government contracts generally provide for indemnity by the U.S. Government for any loss arising out of or resulting from certain nuclear risks (See also "Government Contracting, Claims, and Investigations" on pages 3 and
4).

BACKLOG

The Company's funded backlog at December 31, 2000 and 1999 was $2.2 billion and $3.2 billion, respectively. Backlog levels can change and U.S. Government contracts can be unilaterally terminated for the convenience of the U.S. Government at any time with compensation for work completed. More than 99% of the Company's backlog at December 31, 2000 continued to be U.S. Navy-related. The portion of 2000's backlog expected to remain at December 31, 2001 is $0.8 billion.

Subsequent to year-end 2000, significant additions have been made to the funded backlog. These additions include $256 million of additional funding for construction of the second, third, and fourth Virginia-class submarines, and $3.6 billion for construction of the next Nimitz-class aircraft carrier, CVN 77.

MATERIALS AND SUPPLIES

All major materials, parts, and components for the Company's products are currently available in adequate supply from domestic and/or foreign sources. Through the cost escalation provisions contained in some of its U.S. Government contracts, the Company is generally protected from increases in material costs to the extent that the increases in the Company's costs are in line with industry indices. In connection with its government contracts, the Company is required to procure certain materials and component parts from supply sources approved by the U.S. Government. The Company has not generally been dependent upon any single-supply source; however, due largely to the consolidation of the defense industry, there are currently several components for which there is only one supplier. The Company believes that these sole source suppliers as well as its overall supplier base are adequate to meet its foreseeable future needs.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operating costs and expenses as incurred. The amounts charged during the years ended December 31, 2000, 1999, and 1998 were $4 million, $9 million, and $24 million, respectively. Under current regulations, research and development costs can be charged to the U.S. Government as allowable overhead allocated across all of the Company's contracts. The actual amount of research and development costs allowed to pass through U.S. Navy contracts is reviewed annually. Additionally, research and development costs can also be directly funded by the U.S. Government through specific contracts. These contracts produce quantifiable deliverables for the U.S. Navy, for example, certain research and development projects on aircraft carriers. Such research and development costs incurred under specific customer contracts during the years ended December 31, 2000, 1999, and 1998 were $79 million, $33 million, and $57 million, respectively.

EMPLOYEES

At the end of 2000, the Company had approximately 17,000 employees, of whom approximately 48% were covered by collective bargaining agreements with various unions. The Company has entered into three collective bargaining agreements covering nearly all of the Company's approximately 8,600 hourly employees. A new agreement with the United Steelworkers of America that covers approximately 8,000 employees was ratified on July 30, 1999. This agreement ended a strike that began when the Company's previous labor agreement expired on April 4, 1999. Management believes that the financial terms of the new contract will not have a material impact on the financial position or results of operation of the Company. A labor agreement covering approximately 25 fire fighters expires in 2006. The Company is currently negotiating a new contract that will cover approximately 110 plant guards. Management believes that the results of these negotiations will not have a material impact on the financial position or results of operations of the Company.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements concerning, among other things, the Company's prospects, anticipated developments and business strategies. These forward-looking statements are identified by terms such as "intends," "estimates," "expects," "projects," "anticipates," "goal," "plan," "should," "believes," "assumed," "seeks," and "scheduled." The Company's actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause such a difference include
(i) the factors discussed in this Item 1 above, Item 2, Item 3, Item 7, Item 7A, and in Notes 2, 10, and 13 to the Company's Consolidated Financial Statements,
(ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and (iii) the following factors: (a) general U.S. and international political, economic and competitive conditions;
(b) initiatives to reduce the federal budget, including further reductions in defense spending, or the failure of anticipated increases in defense spending to materialize in whole or in part; (c) reductions in the number or size of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.

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

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Item 1 under the caption "Government Contracting, Claims and Investigations" appearing on pages 3 and 4, and in Note 13 - "Commitments and Contingencies - Government Contracting" to the Consolidated Financial Statements of the Company appearing on pages 36 and 37, of this Annual Report on Form 10-K is incorporated herein by reference in response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT

The information as to executive officers of the Company, set forth in Item 10, appearing on pages 42 and 43 of this Annual Report on Form 10-K, is hereby incorporated in this Item 4.1 by reference.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock, par value $.01 per share (the "Common Stock"), of the Company is listed on the New York and Chicago Stock Exchanges. Options in the Company's stock are traded on the American Stock Exchange.

The following table reflects the range of high and low selling prices of the Company's common stock by accounting quarter for 2000 and 1999 based on selling prices as reported by the New York Stock Exchange.

                                                                    2000
                                                             -------------------
                                                              High          Low
                                                             ------       ------
First Quarter ........................................       $30.75       $24.94
Second Quarter .......................................        36.13        26.63
Third Quarter ........................................        45.56        34.38
Fourth Quarter .......................................        57.69        41.88

                                                                    1999
                                                             -------------------
                                                              High          Low
                                                             ------       ------
First Quarter ........................................       $34.00       $27.00
Second Quarter .......................................        34.25        25.69
Third Quarter ........................................        32.94        29.44
Fourth Quarter .......................................        33.00        24.75

Dividends of $5.6 million were paid on the common stock during each of 2000 and 1999. As of December 31, 2000, the Company had 35,350,491 shares of common stock outstanding. As of March 1, 2001, there were approximately 32,000 holders of record of common stock. The Company's long-term debt obligations contain certain customary restrictive covenants, including a limitation on the payment of dividends (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company).

ITEM 6. SELECTED FINANCIAL DATA

                                                                              Years Ended December 31,
                                                              --------------------------------------------------------
                                                               2000(a)    1999(a)     1998(a)     1997          1996
                                                              --------    --------    --------    --------    --------
Millions, except per share data
STATEMENTS OF EARNINGS DATA:
Revenues..................................................    $  2,072    $  1,863    $  1,862    $  1,707    $  1,870
                                                              ========    ========    ========    ========    ========

Net earnings (loss).......................................    $     90    $     97    $     66    $   (48)    $     55
                                                              ========    ========    ========    =======     ========

Net earnings  (loss) per common share (b)
     Basic................................................    $   2.91    $   2.83    $   1.91    $ (1.39)    $   1.60
                                                              ========    ========    ========    =======     ========

     Diluted..............................................    $   2.77    $   2.72    $   1.85    $ (1.39)    $   1.60
                                                              ========    ========    ========    =======     ========

BALANCE SHEET DATA:
Total assets..............................................    $  1,476    $  1,512    $  1,600    $  1,515    $  1,535
                                                              ========    ========    ========    ========    ========

Long-term obligations.....................................    $    498    $    525    $    591    $    548    $    596
                                                              ========    ========    ========    ========    ========

Cash dividends declared per common share (c)..............    $    .16    $    .16    $    .16    $    .16         N/A
                                                              ========    ========    ========    ========    ========

(a) For a discussion of significant items affecting comparability of the financial information as of and for the years ended December 31, 2000, 1999, and 1998, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) Basic net earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of common shares outstanding for the years ended December 31, 2000, 1999, 1998, 1997 and the period from December 12, 1996 through December 31, 1996. Prior to December 12, 1996, the Company was a wholly owned subsidiary. (See Note 1 - "Basis of Presentation and Description of Business" to the Consolidated Financial Statements of the Company).

(c) Cash dividends declared per common share were four cents per share for each quarter in 2000, 1999, 1998, and 1997. Since the Company was a wholly owned subsidiary prior to December 12, 1996, there are no comparable results for prior periods (See Note 1 - "Basis of Presentation and Description of Business" to the Consolidated Financial Statements of the Company).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes contained herein.

The U.S. Navy accounted for approximately 98% of the Company's revenues in 2000 and 1999, and 92% in 1998. One-third of the Company's principal U.S. Navy business is currently being performed under firm fixed price or fixed price incentive contracts, which wholly or partially cause the risk of construction costs that exceed the contract target cost to be borne by the Company. The accompanying table summarizes the percentage of revenues by contract type.

                                                 For the Year Ended December 31,
--------------------------------------------------------------------------------
Contract Type                                       2000      1999      1998
--------------------------------------------------------------------------------
Firm Fixed Price/Fixed Price Incentive .......       33%       33%       50%
Cost Based ...................................       67        67        50
                                                    ----      ----      ----

Total ........................................      100%      100%      100%
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

2000 COMPARED TO 1999

RESULTS OF OPERATIONS

                                                 For the Year Ended December 31,
--------------------------------------------------------------------------------
Revenues                                              2000             1999
--------------------------------------------------------------------------------
Millions
Construction .................................       $  959           $  710
Fleet Services ...............................          791              913
Engineering ..................................          305              228
Related Business & Other .....................           17               12
                                                     ------           ------
Total ........................................       $2,072           $1,863
                                                     ======           ======

The Company's revenues increased 11.2% during 2000, improving from $1.86 billion to $2.07 billion. The higher revenue level, as detailed in the following discussion of operations, was driven by the Construction and Engineering segments.

Construction - The $249 million increase in revenues was primarily attributable to increased Virginia-class submarine activity, volume growth on the aircraft carrier Reagan, and higher advanced planning revenues on CVN 77, the transition ship to the next class of aircraft carriers.

Fleet Services - The $122 million decrease in revenues was primarily due to lower activity on the refueling and overhaul of Nimitz as it approaches its mid-2001 redelivery to the Navy, as well as lower post-delivery work on the aircraft carriers Truman and Enterprise. Increased ship repair activity and planning work on the aircraft carrier Eisenhower partially offset these decreases.

Engineering - Revenues increased $77 million in 2000. The majority of the increase was attributable to growth in propulsion plant design work on the next generation of aircraft carriers, CVNX.

Related Business & Other - Revenues from Related Business & Other increased $5 million in 2000. The higher level of activity was due to miscellaneous services for valve and pump repairs, and consulting and technical services.

                                              For the Year Ended December 31,
-----------------------------------------------------------------------------
Operating Earnings                                   2000       1999
-----------------------------------------------------------------------------
Millions
Construction ...................................     $111       $102
Fleet Services .................................       73         85
Engineering ....................................       18         15
Related Business & Other .......................        4         16
                                                     ----       ----
Total ..........................................     $206       $218
                                                     ====       ====

Operating earnings in 2000 increased $13 million to $206 million after adjusting 1999 results for non-recurring gains of $25 million associated with merger break-up fees and option proceeds, and the settlement of insurance claims on construction contracts. The increased operating earnings, as detailed below, were primarily driven by higher Construction and Engineering revenues, partially offset by lower Fleet Services volume.

Construction - Operating earnings in the Construction segment increased $19 million to $111 million after adjusting 1999 results for $10 million in non-recurring gains related to insurance claim settlements on construction contracts. The improvement was primarily driven by volume gains on the aircraft carrier Reagan, higher advanced planning revenues on CVN 77, and an increase in Virginia-class submarine activity.

Fleet Services - The $12 million decrease in operating earnings was primarily due to lower refueling and overhaul activities on the aircraft carrier Nimitz, as well as lower post-delivery work on the aircraft carriers Truman and Enterprise. These decreases were partially offset by increased planning work on the aircraft carrier Eisenhower and increased ship repair activity.

Engineering - The $3 million increase in operating earnings from Engineering work was primarily driven by growth in propulsion plant design work on the next generation of aircraft carriers, CVNX.

Related Business & Other - Operating earnings increased $3 million after adjusting 1999 results for $15 million of non-recurring gains related to merger break-up fees and option proceeds. The increase was primarily driven by improved earnings on the Company's equity investments in Abu Dhabi Ship Building and AMSEC LLC.

LIQUIDITY AND CAPITAL RESOURCES

                                                         For the Year Ended December 31,
----------------------------------------------------------------------------------------
Cash Flows                                                      2000       1999
----------------------------------------------------------------------------------------
Millions
Net cash provided by operating activities ................     $ 202      $ 174
Capital expenditures .....................................       (35)       (29)
Other investing cash flows ...............................        (4)       (15)
                                                               -----      -----

Subtotal .................................................       163        130
Financing activities .....................................      (162)      (131)
                                                               -----      -----

Net increase (decrease) in cash and cash equivalents .....     $   1      $  (1)
                                                               =====      =====

Net Cash Provided by Operating Activities - The $28 million increase in the 2000 comparative cash flows from operating activities was primarily due to a reduction in working capital as a result of management initiatives and normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable. Additionally, 2000 reflects lower tax payments as compared to 1999.

Capital Expenditures - Capital expenditure increases in 2000 were attributable to the continuation of strategic capital improvement programs such as the construction of a dedicated refueling complex to support carrier and submarine refueling and overhaul activities.

Other Investing Cash Flows - Other investing cash flow activities in 2000 relate to an investment in AMSEC LLC, partially offset by a $1 million dividend received from Abu Dhabi Ship Building. The 1999 investing activities reflect a $13 million investment in AMSEC LLC, as well as $2 million in net investments in five vessel-owning limited liability companies which own and operate five commercial product tankers built by the Company. In January 2001, the Company sold its remaining interest in these limited liability companies at book value.

Financing Activities - The 2000 financing activities reflect the purchase of company stock on the open market, pay-down of debt, outlays for exercised stock options, and the payment of an annual dividend of sixteen cents per share. These outflows were partially offset by increased revolver borrowings. In 1999, the Company received $23 million from issuances of stock. These funds, as well as those generated from operations, enabled the Company to pay off long-term debt, reduce revolver borrowings, purchase company stock on the open market, and pay an annual dividend of sixteen cents per share.

Capital Requirements and Resources - The Company requires that adequate working capital be available at all times. While construction and conversion contracts provide for progress payments, they generally require extensive investments in contracts in process because of contract progress payment retentions and change orders. Retentions generally due upon completion or acceptance of the contracted work were immaterial as of December 31, 2000. Change orders, which make up an appreciable portion of the Company's work, sometimes require extended periods of negotiation during which time the expended funds are not available for other uses. In addition, the Company estimates that expenditures aggregating approximately $33 million will be required after December 31, 2000 to complete planned capital projects for which substantial commitments have been made. It is anticipated that the Company will utilize cash generated from operations or borrowings under existing credit facilities to meet these commitments.

On November 4, 1996, the Company entered into a $415 million senior credit facility ("Credit Agreement") which includes a $215 million six-year revolving credit facility, of which $125 million may be used for advances and letters of credit and $90 million may be used for standby letters of credit. This Credit Agreement contains customary financial and restrictive covenants which limit borrowing capacity under the credit facility. As of December 31, 2000, the Company had used $14 million of the credit facility for standby letters of credit and utilized $34 million of the $125 million for advances (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company).

In June 1998, the Commonwealth of Virginia ("the State") approved $98 million in funding comprised of $58 million for the Company to construct and up to $40 million for the Company to operate the Virginia Advanced Shipbuilding and Carrier Integration Center ("VASCIC"). The cost to build VASCIC approximates $58 million. Full funding of the $58 million construction cost has been provided by the State through bonds issued by the Newport News Industrial Development Authority. VASCIC is expected to begin operations in the third quarter of 2001. The proposed authorization of operations grant funds (up to $40 million by 2004) is uncertain due to the inability of the Virginia General Assembly to pass a budget for 2001. As of March 6, 2001, the General Assembly adjourned for the year without a budget, and it is unclear whether the Governor will convene a special session to reconsider the matter. Operations grant funding may be approved by future General Assembly sessions.

Off-Balance Sheet Financing Arrangements - The Company has certain off-balance sheet financing arrangements in the form of long-term operating leases and service agreements (See Note 13 - "Commitments and Contingencies" to the Consolidated Financial Statements of the Company).

INTEREST AND INCOME TAXES

Interest expense is principally generated from the Company's senior notes and Credit Facility (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company). Expense levels for 2000 were consistent with 1999.

The effective tax rate for both 2000 and 1999 was approximately 41%. The difference between the Company's effective tax rate in 1999 and 2000 as compared to the U.S. federal statutory rate of 35% was principally due to state income taxes and miscellaneous permanent differences for tax.

RECENTLY ISSUED STANDARDS

In June 1998, the Financial Accounting Standards ("FAS") Board issued FAS No. 133, (as amended by FAS No. 137) "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS No. 133 is effective for fiscal years beginning after June 20, 2000. The Company engages in minimal derivative activity and therefore the adoption of this new standard is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements (SAB 101), which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 did not have a material impact on the Company's financial position, results of operations, or cash flows.

1999 COMPARED TO 1998

RESULTS OF OPERATIONS

                                                 For the Year Ended December 31,
--------------------------------------------------------------------------------
Revenues                                              1999             1998
--------------------------------------------------------------------------------
Millions
Construction .................................       $  710           $  839
Fleet Services ...............................          913              724
Engineering ..................................          228              286
Related Business & Other .....................           12               13
                                                     ------           ------
Total ........................................       $1,863           $1,862
                                                     ======           ======

The Company's 1999 revenues of $1.86 billion were comparable to 1998. The 1999 revenues, as detailed in the following discussion of operations, were driven by higher volume in Fleet Services, offset by lower volume in Construction and Engineering.

Construction - The $129 million decrease in revenues was primarily due to lower carrier construction and commercial shipbuilding activity. The lower carrier construction activity was due to the delivery of the aircraft carrier Truman in June 1998, as well as lower volume on the aircraft carrier Reagan. The lower commercial shipbuilding revenue reflected the delivery of the sixth and final commercial product tanker in June 1999. These decreases were partially offset by increased construction activity on the Virginia class of nuclear attack submarines, as well as planning activity on CVN 77, the transition ship to the next class of aircraft carriers.

Fleet Services - The $189 million increase in revenues was due to higher levels of refueling and overhaul activity on the aircraft carrier Nimitz. Other improvements were generated by post-delivery work on the aircraft carrier Truman and overhaul work on the aircraft carrier Enterprise. These increases were partially offset by the delivery of the aircraft carrier Roosevelt in July 1998 after successful completion of an extended dry-docking selected restricted availability ("EDSRA").

Engineering - Revenues decreased $58 million in 1999. The majority of the decrease was attributable to reduced activity associated with submarine engineering programs.

Related Business & Other - Revenues from Related Business & Other was consistent with 1998 levels.

                                                 For the Year Ended December 31,
--------------------------------------------------------------------------------
Operating Earnings                                     1999            1998
--------------------------------------------------------------------------------
Millions
Construction ..................................       $ 102           $  87
Fleet Services ................................          85              70
Engineering ...................................          15              19
Related Business & Other ......................          16              (1)
                                                      -----           -----
Total .........................................       $ 218           $ 175
                                                      =====           =====

Operating earnings of $218 million in 1999 included non-recurring gains of $25 million consisting of merger break-up fees and option proceeds and the settlement of insurance claims on construction contracts. Excluding these one-time items, operating earnings of $193 million reflected a 10% increase over 1998 operating earnings of $175 million.

Construction - The $15 million increase in operating earnings was primarily attributable to $10 million in non-recurring gains related to insurance claim settlements on construction contracts, as well as lower period costs associated with the completion of the Double Eagle product tanker construction program. These increases were partially offset by lower construction activity on the aircraft carriers Truman and Reagan.

Fleet Services - The $15 million increase in operating earnings was primarily due to higher levels of refueling and overhaul activity on the aircraft carrier Nimitz. Other improvements were generated by PSA work on the aircraft carrier Truman and planning work on the aircraft carrier Eisenhower. These improvements were partially offset by the re-delivery of the aircraft carrier Roosevelt in July 1998.

Engineering - The $4 million decrease in operating earnings for Engineering work primarily reflected reduced activity associated with submarine engineering programs.

Related Business & Other - The majority of the $17 million increase is a result of $15 million of non-recurring gains related to merger break-up fees and option proceeds.

LIQUIDITY AND CAPITAL RESOURCES

                                                         For the Year Ended December 31,
----------------------------------------------------------------------------------------
Cash Flows                                                      1999        1998
----------------------------------------------------------------------------------------
Millions
Net cash provided by operating activities ................     $ 174      $   3
Capital expenditures .....................................       (29)       (26)
Other investing cash flows ...............................       (15)       (10)
                                                               -----      -----

Subtotal .................................................       130        (33)
Financing activities .....................................      (131)        33
                                                               -----      -----

Net increase (decrease) in cash and cash equivalents .....     $  (1)     $  --
                                                               =====      =====

Net Cash Provided by Operating Activities - The $171 million increase in the 1999 comparative cash flows from operating activities was primarily due to a reduction in working capital, as well as improved earnings as discussed above in "1999 compared to 1998 - Results of Operations, Operating Earnings." The reduction in working capital was due to normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable. Additionally, 1999 reflected lower tax payments as compared to 1998 due to the recognition in 1998 of income previously deferred for tax purposes on the contract for the aircraft carriers Stennis and Truman.

Capital Expenditures - Capital expenditure increases in 1999 were attributable to the continuation of strategic capital improvement programs, such as the construction of a dedicated refueling complex to support carrier and submarine refueling and overhaul activities.

Other Investing Cash Flows - Other investing cash flow activities in 1999 related to a $13 million investment in AMSEC LLC. The Company owns 45% of this new low-cost fleet services organization. In addition, the Company also made $2 million of net investments related to its equity ownership interest in five vessel-owning limited liability companies which now own and operate five commercial product tankers delivered by the Company. The Company currently owns approximately 24% of these limited liability companies. The 1998 investing activities primarily relate to investments in the five vessel-owning limited liability companies.

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

INTEREST AND INCOME TAXES

Interest expense is principally generated from the Company's senior notes and term loan (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company). Expense for 1999 was lower than the previous year due to lower revolver borrowings.

The effective tax rates for 1999 and 1998 were approximately 41% and 42%, respectively. The difference between the Company's effective tax rates as compared to the U.S. federal statutory rate of 35% was principally due to state income taxes and miscellaneous permanent differences for tax.

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

During the fourth quarter of 1998, the Company adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". FAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required in the past (See
Note 10 - "Employee Benefit Plans" to the Consolidated Financial Statements of the Company).

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

The Company's policy is to manage interest rate risk associated with its outstanding debt obligations through the use of a combination of fixed and floating rate debt. With the exception of the Company's Term Loan and Revolving Credit Facilities (See Note 7 - "Long-Term Debt and Financing Arrangements" to the Consolidated Financial Statements of the Company), all other outstanding debt obligations are fixed. As of December 31, 2000, approximately 76% of the Company's outstanding debt was fixed-rate debt. Interest rate swaps may be used to adjust interest exposure when appropriate, based upon market conditions. Additionally, the Company may use interest rate CAPs to limit the interest rate risk on its floating-rate debt. All of the Company's outstanding debt obligations are denominated in U. S. Dollars. As of December 31, 2000, the Company had no interest-rate derivative contracts outstanding.

Foreign Currency Risk

Although the majority of the Company's transactions are in U. S. Dollars, the Company periodically enters into foreign currency forward exchange contracts to hedge certain specific transactions associated with the purchase of raw materials and machinery denominated in a foreign currency. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations. Such contracts generally mature in one year or less and the cost of replacing these contracts in the event of nonperformance by counter parties is not significant. The Company does not enter into foreign currency contracts for trading purposes. The Company attempts to minimize the effects of currency risk by hedging its purchases made in foreign currencies when practical. As of December 31, 2000, the Company had no foreign currency contracts outstanding.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                            Page
                                                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants................................................................      17
Consolidated Statements of Earnings for each of the three years in the
     period ended December 31, 2000.....................................................................      18
Consolidated Balance Sheets as of December 31, 2000 and 1999............................................      19
Consolidated Statements of Cash Flows for each of the three years in the
     period ended December 31, 2000.....................................................................      20
Statements of Changes in Consolidated Stockholders' Equity for each of the three years in
     the period ended December 31, 2000.................................................................      21
Notes to Consolidated Financial Statements..............................................................      22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Newport News Shipbuilding Inc.:

We have audited the accompanying consolidated balance sheets of Newport News Shipbuilding Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, cash flows, and changes in stockholders' equity for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport News Shipbuilding Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                        ARTHUR ANDERSEN LLP

Vienna, Virginia
February 2, 2001

                         NEWPORT NEWS SHIPBUILDING INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                        Year Ended December 31,
                                                            ------------------------------------------------
                                                                2000              1999              1998
                                                            ------------      ------------      ------------
Millions (Except Shares and Per Share Amounts)
Revenues ..............................................     $      2,072      $      1,863      $      1,862
Operating Costs and Expenses ..........................           (1,870)           (1,661)           (1,687)
Other Income, net .....................................                4                16                --
                                                            ------------      ------------      ------------

Operating Earnings ....................................              206               218               175
Interest Expense .....................................               (53)              (54)              (61)
                                                            ------------      ------------      ------------

Earnings Before Income Taxes ..........................              153               164               114
Provision for Income Taxes ............................              (63)              (67)              (48)
                                                            ------------      ------------      ------------

Net Earnings ..........................................     $         90      $         97      $         66
                                                            ============      ============      ============

Weighted Average Number of Common Shares Outstanding
    Basic .............................................       30,842,676        34,115,713        34,677,706
                                                            ============      ============      ============
    Diluted ...........................................       32,403,121        35,451,766        35,794,090
                                                            ============      ============      ============

Net Earnings Per Common Share
    Basic .............................................     $       2.91      $       2.83      $       1.91
                                                            ============      ============      ============
    Diluted ...........................................     $       2.77      $       2.72      $       1.85
                                                            ============      ============      ============

Dividends Declared Per Common Share ...................     $        .16      $        .16      $        .16
                                                            ============      ============      ============

The accompanying notes are an integral part of these consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                --------------------
Millions (Except Shares and Per Share Amounts)                                    2000         1999
                                                                                -------      -------
ASSETS
Current Assets
Cash and Cash Equivalents .................................................     $     3      $     2
Accounts Receivable .......................................................         135           93
Contracts in Process ......................................................         265          317
Inventory .................................................................          50           55
Deferred Income Taxes .....................................................          90          108
Other Current Assets ......................................................          13           17
                                                                                -------      -------

Total Current Assets ......................................................         556          592
                                                                                -------      -------

Noncurrent Assets
Property, Plant, and Equipment, net .......................................         692          716
Other Assets ..............................................................         228          204
                                                                                -------      -------

Total Noncurrent Assets ...................................................         920          920
                                                                                -------      -------

                                                                                $ 1,476      $ 1,512
                                                                                =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable ....................................................     $    51      $    73
Short-Term Debt ...........................................................          29           29
Postretirement Benefits ...................................................         134          124
Other Accrued Liabilities .................................................         223          220
                                                                                -------      -------

Total Current Liabilities .................................................         437          446
                                                                                -------      -------

Noncurrent Liabilities
Long-Term Debt ............................................................         498          525
Deferred Income Taxes .....................................................         245          233
Other Long-Term Liabilities ...............................................          38           35
                                                                                -------      -------

Total Noncurrent Liabilities ..............................................         781          793
                                                                                -------      -------

Commitments and Contingencies (See Note 13)

Stockholders' Equity
Common Stock, $.01 par value -
     authorized 70,000,000 shares; issued 35,352,730 shares at
     December 31, 2000, and 35,290,652 shares at December 31, 1999 ........           1            1
Paid-In Capital ...........................................................         384          264
Retained Earnings .........................................................         168           84
Unearned/Deferred Compensation ............................................          (1)          (3)
Stock Employee Compensation Trust (SECT) - shares held of 5,655,695 and
     2,661,926 at December 31, 2000 and December 31, 1999, respectively ...        (294)         (73)
                                                                                -------      -------
Total Stockholders' Equity ................................................         258          273
                                                                                -------      -------
                                                                                $ 1,476      $ 1,512
                                                                                =======      =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                                ---------------------------
                                                                2000        1999       1998
                                                                -----      -----      -----
Millions
Cash Flows from Operating Activities:
Net Earnings ..............................................     $  90      $  97      $  66
Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities -
         Depreciation and Amortization ....................        55         66         62
         Deferred Income Taxes ............................        30          6        (30)
         Loss on Asset Dispositions .......................         4         10         17
         (Gain) Loss On Equity Investments ................        (5)        (1)         1
         Changes in Components of Working Capital -
              Decrease (Increase) in -
                  Accounts Receivable .....................       (42)        50         (7)
                  Contracts in Process ....................        52         17        (75)
                  Inventory ...............................         5         (3)        (8)
                  Other Current Assets ....................         4         (5)        --
              Increase (Decrease) in -
                  Trade Accounts Payable ..................       (22)       (56)       (22)
                  Other Accrued Liabilities ...............        20         (9)        27
         Other, net .......................................        11          2        (28)
                                                                -----      -----      -----
Net Cash Provided by Operating Activities .................       202        174          3
                                                                -----      -----      -----

Cash Flows from Investing Activities:
Capital Expenditures ......................................       (35)       (29)       (26)
Other .....................................................        (4)       (15)       (10)
                                                                -----      -----      -----
Net Cash Used by Investing Activities .....................       (39)       (44)       (36)
                                                                -----      -----      -----

Cash Flows from Financing Activities:
Increase (Decrease) in Revolving Credit Facilities, net ...         2        (49)        79
Payments on Long-Term Debt ................................       (29)       (26)       (29)
Issuance of Common, Treasury and SECT Shares ..............        --         23          9
Purchase of Common Stock ..................................      (100)       (77)       (29)
Dividends Paid on Common Stock ............................        (6)        (6)        (5)
Stock Options Exercised ...................................       (27)        (5)        (5)
Other .....................................................        (2)         9         13
                                                                -----      -----      -----
Net Cash (Used) Provided by Financing Activities ..........      (162)      (131)        33
                                                                -----      -----      -----

Net Increase (Decrease) in Cash and Cash Equivalents ......         1         (1)        --
Cash and Cash Equivalents at Beginning of Period ..........         2          3          3
                                                                -----      -----      -----

Cash and Cash Equivalents at End of Period ................     $   3      $   2      $   3
                                                                =====      =====      =====

Cash Paid During the Period for Income Taxes ..............     $  41      $  52      $  78
                                                                =====      =====      =====

Cash Paid During the Period for Interest ..................     $  54      $  55      $  55
                                                                =====      =====      =====

The accompanying notes are an integral part of these consolidated statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

           STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

                                                          Common Stock                  Retained      Unearned/
                                                      -------------------    Paid-In     Earnings/     Deferred
                                                        Shares        Par    Capital    (Deficit)   Compensation
                                                      ----------     ----    -------    ---------   ------------
Millions, except for shares
Balance - January 1, 1998 .......................     34,948,663     $  1     $ 256      $  (68)        $ (4)
Net Earnings ....................................             --       --        --          66           --
Cash Dividends Paid - Common Stock ..............             --       --        --          (5)          --
Performance Share Grants / Other ................             --       --         8          --           --
Purchase of Common Stock ........................             --       --        --          --           --
Issuance of Common, Treasury, and SECT Shares ...        337,723       --         7          --           --
Adjustment of SECT to Market Value ..............             --       --         5          --           --
                                                      ----------     ----     -----      ------         ----
Balance - December 31, 1998 .....................     35,286,386        1       276          (7)          (4)
Net Earnings ....................................             --       --        --          97           --
Cash Dividends Paid - Common Stock ..............             --       --        --          (6)          --
Performance Share Grants / Other ................             --       --         4          --           --
Purchase of Common Stock ........................             --       --        --          --           --
Issuance of Common and SECT Shares ..............          4,266       --        (4)         --           --
Unearned ESOP/Deferred Compensation .............             --       --        (1)         --            1
Adjustment of SECT to Market Value ..............             --       --       (11)         --           --
                                                      ----------     ----     -----      ------         ----
Balance - December 31, 1999 .....................     35,290,652        1       264          84           (3)
Net Earnings ....................................             --       --        --          90           --
Cash Dividends Paid - Common Stock ..............             --       --        --          (6)          --
Performance Share Grants / Other ................             --       --        13          --           --
Purchase of Common Stock ........................             --       --        --          --           --
Issuance of Common and SECT Shares ..............         62,078       --         2          --           --
Stock Options Exercised .........................             --       --       (27)         --           --
Tax Benefit of Stock Options Exercised ..........             --       --        11          --           --
Unearned ESOP/Deferred Compensation .............             --       --        --          --            2
Adjustment of SECT to Market Value ..............             --       --       121          --           --
                                                      ----------     ----     -----      ------         ----
Balance - December 31, 2000 .....................     35,352,730     $  1     $ 384      $  168         $ (1)
                                                      ==========     ====     =====      ======         ====
                                                                      Treasury Stock
                                                                    -------------------
                                                       SECT          Shares      Amount
                                                      ------        --------     ------
Millions, except for shares
Balance - January 1, 1998 .......................     $   --          84,069      $ (2)
Net Earnings ....................................         --              --        --
Cash Dividends Paid - Common Stock ..............         --              --        --
Performance Share Grants / Other ................         --              --        --
Purchase of Common Stock ........................        (25)        178,443        (4)
Issuance of Common, Treasury, and SECT Shares ...         (4)       (262,512)        6
Adjustment of SECT to Market Value ..............         (5)             --        --
                                                      ------        --------      ----
Balance - December 31, 1998 .....................        (34)             --        --
Net Earnings ....................................         --              --        --
Cash Dividends Paid - Common Stock ..............         --              --        --
Performance Share Grants / Other ................         --              --        --
Purchase of Common Stock ........................        (77)             --        --
Issuance of Common and SECT Shares ..............         27              --        --
Unearned ESOP/Deferred Compensation .............         --              --        --
Adjustment of SECT to Market Value ..............         11              --        --
                                                      ------        --------      ----
Balance - December 31, 1999 .....................        (73)             --        --
Net Earnings ....................................         --              --        --
Cash Dividends Paid - Common Stock ..............         --              --        --
Performance Share Grants / Other ................         --              --        --
Purchase of Common Stock ........................       (100)             --        --
Issuance of Common and SECT Shares ..............         --              --        --
Stock Options Exercised .........................         --              --        --
Tax Benefit of Stock Options Exercised ..........         --              --        --
Unearned ESOP/Deferred Compensation .............         --              --        --
Adjustment of SECT to Market Value ..............       (121)             --        --
                                                      ------        --------      ----
Balance - December 31, 2000 .....................     $ (294)             --      $ --
                                                      ======        ========      ====

     The accompanying notes are an integral part of changes in consolidated stockholders' equity.

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

Newport News Shipbuilding Inc. (the "Company") became an independent, publicly traded company on December 12, 1996. Previously, on December 11, 1996, in connection with a corporate reorganization, the Company's former parent and its subsidiaries undertook and completed various intercompany transfers and distributions designed to restructure, divide, and separate their then existing businesses, assets, liabilities, and operations so that, among other things, the shipbuilding business of the former parent would be owned by the Company. The former parent subsequently distributed pro rata to holders of the parent company's common stock all of the outstanding common stock of the Company.

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

Description of Business

The Company is the largest non-government-owned shipyard in the United States. Its principal business is designing, constructing, repairing, overhauling, and refueling nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company's largest single customer is the U.S. Navy. Revenues from contracts with the U.S. Navy were $2.0 billion (98%), $1.8 billion (98%), and $1.7 billion (92%), in 2000, 1999, and 1998, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions in determining the reported amounts of the Company's assets, liabilities, revenues, and expenses. Reference is made to the "Revenue Recognition" section of this footnote and Notes 10 and 13 for additional information on certain estimates included in the Company's consolidated financial statements. Actual results may differ from estimates.

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

Reclassifications

The December 31, 1999 balance sheet and the statements of cash flows for 1999 and 1998 include certain reclassifications to conform to the 2000 presentation.

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

General and Administrative Expenses

General and administrative expenses of $271 million, $304 million, and $294 million in 2000, 1999, and 1998, respectively, are included in the "Operating Costs and Expenses" caption in the accompanying consolidated statements of earnings. General and administrative expenses related to commercial products and services essentially under commercial terms and conditions are expensed as incurred. In 1999 and 1998, such charges amounted to $4 million and $22 million, respectively. Amounts attributable to 2000 were immaterial.

Research and Development Costs

Research and development costs are charged to "Operating Costs and Expenses" as incurred. The amounts charged to operations during the years ended December 31, 2000, 1999, and 1998 were $4 million, $9 million, and $24 million, respectively.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. No deferred tax valuation allowances were recorded by the Company as of December 31, 2000 and 1999.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Contracts In Process

Only amounts billed and currently due from customers are included in the "Accounts Receivable" caption in the accompanying consolidated balance sheets. Recoverable costs and accrued earnings related to long-term contracts on which revenue has been recognized, but for which billings have not been made to the customer, are included in the "Contracts in Process" caption (See Note 3). No significant allowance for doubtful accounts existed as of December 31, 2000 and 1999.

Inventory

Inventory principally consists of raw materials and supplies which have not been allocated to specific contracts. Inventory is stated at the lower of cost or market. Substantially all inventory is costed using the "last-in, first-out" method. If the first-in, first-out or average cost method of inventory accounting had been used by the Company for all inventory, inventory would have been approximately $8 million higher as of December 31, 2000 and 1999.

Property, Plant, and Equipment, net

Property, plant, and equipment is carried at cost, net of accumulated depreciation. The Company provides for depreciation on a straight-line basis in amounts which, in the opinion of management, are adequate to allocate the cost of depreciable assets over their estimated useful lives. Estimated useful lives for significant classes of assets are as follows:

Buildings .................................................       30 to 60 years
Machinery and equipment ...................................        8 to 45 years

Total depreciation and amortization expense was $55 million, $66 million, and $62 million for 2000, 1999, and 1998, respectively. Depreciation expense is included as a component of "Operating Costs and Expenses" in the consolidated statements of earnings.

Interest capitalized during 2000, 1999, and 1998 was not material.

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

Stockholders' Equity

At December 31, 2000, the Company had authorized (a) 70 million shares of Common Stock, $.01 par value, of which 35.4 million were issued and outstanding, along with associated preferred stock purchase rights, (b) 10 million shares of preferred stock, $.01 par value, none of which had been issued, and (c) 700,000 shares of Series A Participating Cumulative Preferred Stock, $.01 par value, none of which had been issued.

Changes in Accounting Principles

In June 1998, the Financial Accounting Standards ("FAS") Board issued FAS No. 133, (as amended by FAS No. 137) "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS No. 133 is effective for fiscal years beginning after June 20, 2000. The Company engages in minimal derivative activity and therefore the adoption of this new standard is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements (SAB 101), which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Risk Management Activities

The Company periodically utilizes foreign currency contracts to hedge its exposure to changes in foreign currency exchange rates for firm purchase commitments. Unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. Cash receipts or payments related to these financial instruments are classified consistent with the cash flows from the transactions being hedged. As of December 31, 2000, the Company had no foreign-exchange derivative contracts outstanding.

Foreign Currency Translation

Consolidated financial statements of equity investments in international entities are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each applicable period for amounts included in the consolidated statements of earnings. The amount of cumulative translation adjustments as of December 31, 2000 is not material.

Stock Employee Compensation Trust (SECT)

In December 1997, the Company established a SECT to fund a portion of its obligations arising from its various employee compensation and benefit plans. The Company issued shares to the SECT from treasury stock and the SECT engages in open market purchases. The SECT terminates in 2015. As of December 31, 2000, the SECT held 5.7 million shares of the Company's common stock.

Equity Investments

In March 1999, the Company announced the formation of a worldwide business partnership with Science Applications International Corp. ("SAIC"). The partnership is a limited liability company ("LLC") comprised of SAIC's subsidiary, AMSEC, and the Company's life cycle engineering department. The organization is named AMSEC LLC and has created a low cost fleet services organization capable of providing logistics and life cycle services for aircraft carriers, submarines, surface combatants, and amphibious and auxiliary ships from 20 locations, including every major U.S. Navy port. The Company owns 45% and SAIC 55% of the new organization.

3. CONTRACTS IN PROCESS

Contracts in process consist of the following:               December 31,
                                                       ------------------------
                                                         2000             1999
                                                       -------          -------
Millions
Contract costs and estimated profits .........         $ 4,519          $ 3,311
Other costs ..................................              83               85
Less advances and progress payments ..........          (4,337)          (3,079)
                                                       -------          -------
                                                       $   265          $   317
                                                       =======          =======

Contracts in process includes production costs and related overhead, including general and administrative expenses allocable to U.S. Government contracts, net of progress payments of $4.3 billion and $3.1 billion as of December 31, 2000 and 1999, respectively. Other costs include amounts recorded under U.S. generally accepted accounting principles ("GAAP") that are not currently allocable to contracts, such as a portion of the Company's postretirement and postemployment benefits, and workers' compensation related costs. These costs have been deferred because their recognition under government contracts is considered probable based on existing backlog. If the level of backlog in the future does not support the continued deferral of these costs, profitability of the Company's remaining contracts could be affected. Also included in other costs are provisions established for certain government contract and other matters. Retainages were immaterial as of December 31, 2000. Approximately $11 million of retainages included in contracts in process as of December 31, 1999 were not expected to be billed and collected within one year.

4. PROPERTY, PLANT, AND EQUIPMENT, NET

The major classes of property, plant, and equipment are
as follows:                                                   December 31,
                                                         ----------------------
                                                           2000           1999
                                                         -------        -------
Millions
Land and improvements ............................       $    29        $    28
Buildings and improvements .......................         1,160          1,152
Machinery and equipment ..........................           412            420
                                                         -------        -------
     Property, plant, and equipment at cost ......         1,601          1,600
Less accumulated depreciation ....................          (909)          (884)
                                                         -------        -------
     Net property, plant, and equipment ..........       $   692        $   716
                                                         =======        =======

5. ACQUISITION

On December 18, 1997, the Company acquired all of the outstanding capital stock of Continental Maritime Industries, Inc. ("CMI"), a ship repair yard in San Diego, California. The acquisition was accounted for as a purchase, and accordingly, the results of operations of CMI for the period from the date of the acquisition through December 31, 2000 are included in the accompanying consolidated statements of earnings. The purchase price was allocated to assets and liabilities based on estimated fair values at the date of acquisition. At closing, as defined in the agreement and plan of reorganization, CMI was acquired through the issuance of 497,031 shares of the Company's common stock. The excess of purchase price over the fair value of net tangible assets acquired of $3.9 million was recorded as goodwill and is being amortized over 15 years.

6. DETAIL OF OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:             December 31,
                                                            --------------------
                                                            2000            1999
                                                            ----            ----
Millions
Workers' compensation ..........................            $ 88            $ 79
Postemployment benefits ........................              57              55
Employee payroll and benefits ..................              31              30
Other ..........................................              47              56
                                                            ----            ----
                                                            $223            $220
                                                            ====            ====

7. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt

A summary of long-term debt obligations of the Company at December 31, 2000 and 1999 is set forth in the following table:

                                                                 December 31,
                                                               ----------------
Millions                                                        2000       1999
                                                               -----      -----
8.625% Senior Notes due December 1, 2006                       $ 200      $ 200
9.25% Senior Subordinated Notes due December 1, 2006             200        200
Term Loan due November 4, 2002                                    90        118
Six Year Revolving Credit Facility due November 4, 2002           34         32
Note for Real Property due May 17, 2005                            2          2
Bank Notes due April 30, 2002                                      1          2
Less Current Maturities                                          (29)       (29)
                                                               -----      -----
                                                               $ 498      $ 525
                                                               =====      =====

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

Term Loan

The interest rates on the Term Loan vary based on the one, two, three, six, nine, and twelve month LIBOR plus 1.000% or a base rate. The base rate is defined as the higher of prime (as defined in the credit facility) or the federal funds rate. The weighted-average Term Loan interest rate at December 31, 2000 was 7.58%.

Bank Notes

The Company also has bank notes maturing through April 30, 2002 totaling $1 million. These notes are secured by the consolidated assets of CMI and its subsidiary, and at December 31, 2000, accrued interest at a rate of 7.32%. The aggregate maturities applicable to the outstanding bank notes are approximately $1 million in 2001, with a small balance due in 2002.

Revolving Credit Facilities

                                                                       Committed Credit Facility
                                                    --------------------------------------------------------------
Millions                                              Term           Commitments        Utilized         Available
                                                    ---------        -----------        --------         ---------
(As of December 31, 2000)
Six Year Revolving Credit Facility                  1996-2002           $215               $48             $167

The Six Year Revolving Credit Facility requires the payment of commitment fees of .225% on the unused portion of the credit facility. The interest rate for the Six Year Revolving Credit Facility can vary as described above with respect to the Term Loan. The weighted-average six year revolver interest rate at December 31, 2000 was 8.22%. At December 31, 2000, $14 million was utilized for standby letters of credit and $34 million was borrowed to fund operating needs.

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

8. FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of the Company's financial instruments by class are as follows:

                                                               December 31,
                                                 ---------------------------------------
                                                        2000                  1999
                                                 -----------------     -----------------
                                                 Carrying    Fair      Carrying    Fair
Millions                                          Amount     Value      Amount     Value
                                                 -------     -----     -------     -----
Asset (liability) instruments:
     Cash and cash equivalents                    $   3      $   3      $   2      $   2
     Accounts receivable                            135        135         93         93
     Trade accounts payable                         (51)       (51)       (73)       (73)
     Debt (including current maturities)
         Senior and Senior Subordinated Notes      (400)      (404)      (400)      (399)
         Term Loan                                  (90)       (90)      (118)      (118)
         Bank Notes                                  (1)        (1)        (2)        (2)
         Six Year Revolving Credit Facility         (34)       (34)       (32)       (32)
         Note for Real Property                      (2)        (2)        (2)        (2)

The fair value of cash and cash equivalents, accounts receivable, and accounts payable in the above table was considered to be the same as, or determined not to be materially different from, the carrying amount. The fair value of short-term and long-term debt reflected in the December 31, 2000 and 1999 balance sheets are based on the market value of debt with the same or similar maturities and interest rates.

The Company periodically utilizes foreign currency contracts to hedge certain specific foreign currency transactions, principally the purchase of raw materials and machinery denominated in a foreign currency. Such contracts generally mature in one year or less and the cost of replacing these contracts in the event of nonperformance by counterparties is not significant. At December 31, 2000 and 1999, the Company had no significant foreign currency contracts outstanding.

9. INCOME TAXES

The effective tax rates for 2000, 1999, and 1998 were approximately 41%, 41%, and 42%, respectively. The difference between the Company's effective tax rate in each year as compared to the U.S. federal statutory rate of 35% is principally due to state income taxes and miscellaneous permanent differences for tax.

The Company's earnings before income taxes were principally domestic for all years presented in the accompanying consolidated financial statements. Following is a comparative analysis of the components of the (provision) benefit for income taxes:

                                                         Year Ended December 31,
                                                         -----------------------
Millions                                                 2000     1999     1998
                                                         ----     ----     ----
Current-
         Federal ....................................    $(18)    $(58)    $(62)
         State ......................................      (4)      (4)     (10)
                                                         ----     ----     ----
              Total Current Tax (Provision) Benefit .     (22)     (62)     (72)
                                                         ----     ----     ----
Deferred-
         Federal ....................................     (32)      (3)      23
         State ......................................      (9)      (2)       1
                                                         ----     ----     ----
              Total Deferred Tax (Provision) Benefit      (41)      (5)      24
                                                         ----     ----     ----

Total Income Tax (Provision) Benefit ................    $(63)    $(67)    $(48)
                                                         ====     ====     ====

The following is a reconciliation of income taxes computed using the statutory U.S. federal income tax rate (35% for all years presented) to the (provision) benefit for income taxes reflected in the consolidated statements of earnings:

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                         2000     1999     1998
                                                                         ----     ----     ----
Millions
Tax expense computed at the statutory U.S. federal income tax rate ..    $(53)    $(57)    $(40)
State and local taxes on income, net of federal benefit .............      (6)      (7)      (4)
Permanent differences ...............................................      (4)      (3)      (4)
                                                                         ----     ----     ----
                                                                         $(63)    $(67)    $(48)
                                                                         ====     ====     ====

Actual tax liabilities are lower than tax expense reflected above for 2000, 1999, and 1998 by $11 million, $2 million, and $6 million, respectively, as a result of stock option deduction benefits recorded as a credit to stockholders' equity. The 1999 amount was offset by a $3 million settlement associated with the Company's former parent. The components of the Company's net deferred tax liability are as follows:

                                                                    December 31,
                                                                    ------------
Million                                                             2000    1999
                                                                    ----    ----
Deferred tax assets-
         Long-term shipbuilding contracts ......................    $ 12    $ 28
         Postretirement benefits ...............................      10       9
         Postemployment benefits ...............................      15      15
         Accrued vacation ......................................       5       7
         Workers' compensation .................................       4      10
         Other .................................................      48      43
                                                                    ----    ----
              Total deferred tax assets ........................      94     112
                                                                    ----    ----

                                                                    December 31,
                                                                    ------------
                                                                    2000    1999
                                                                    ----    ----
Deferred tax liabilities-
         Tax over book depreciation ............................    $144    $153
         Pension ...............................................      62      51
         Other .................................................      43      33
                                                                    ----    ----
              Total deferred tax liabilities ...................     249     237
                                                                    ----    ----

Net deferred tax liabilities ...................................    $155    $125
                                                                    ====    ====

10. EMPLOYEE BENEFIT PLANS

The Company provides defined pension benefits and postretirement benefits to employees. The following is a reconciliation of the benefit obligations, plan assets, and funded status of the Company's plans:

                                                                                     Other
                                                     Pension Benefits      Postretirement Benefits
                                                     ----------------      -----------------------
Change in benefit obligation (in millions)            2000      1999            2000      1999
                                                      -----     -----           -----     -----
Benefit obligation - beginning of period              $ 474     $ 476           $ 312     $ 194
Service costs                                            34        39               4         3
Interest costs                                           34        32              23        15
Actuarial (gains) losses                                (40)      (57)            (36)      124
Benefits paid                                           (13)      (11)            (24)      (20)
Plan amendments                                          18        --              --        (4)
Business combination/divestitures                        --        (6)             --        --
Curtailments/settlements                                 --         1              --        --
                                                      -----     -----           -----     -----

Benefit obligation - end of period                    $ 507     $ 474           $ 279     $ 312
                                                      =====     =====           =====     =====
                                                                                     Other
                                                     Pension Benefits      Postretirement Benefits
                                                     ----------------      -----------------------
Change in plan assets (in millions)                   2000      1999            2000      1999
                                                      -----     -----           -----     -----
Fair value of plan assets - beginning of period       $ 532     $ 448           $  --     $  --
Actual return on plan assets                             83        64              --        --
Employer contributions                                   50        33              --        --
Benefits paid                                           (13)      (11)             --        --
Business combination/divestitures                        --        (2)             --        --
                                                      -----     -----           -----     -----

Fair value of plan assets - end of period             $ 652     $ 532           $  --     $  --
                                                      =====     =====           =====     =====

                                                                                     Other
                                                     Pension Benefits      Postretirement Benefits
                                                     ----------------      -----------------------
Funded status reconciliation (in millions)            2000      1999            2000      1999
                                                      -----     -----           -----     -----
Funded status of the plans                            $ 145     $  58           $(279)    $(312)
Contribution adjustment                                  --        11              --        --
Unrecognized net actuarial (gains)/losses               (95)      (21)            189       237
Unrecognized prior service costs                         84        75             (44)      (49)
Unrecognized transition obligation                      (13)      (16)             --        --
                                                      -----     -----           -----     -----

Prepaid (accrued) benefit costs                       $ 121     $ 107           $(134)    $(124)
                                                      =====     =====           =====     =====

                                                                          Other
                                       Pension Benefits           Postretirement Benefits
                                  -------------------------      ------------------------
Assumptions at December 31,        2000      1999      1998      2000      1999      1998
                                  -----     -----     -----      ----      ----      ----
Discount rate                      7.75%     7.50%     6.75%     7.75%     7.50%     6.75%
Expected return on plan assets    10.00%    10.00%    10.00%       N/A       N/A       N/A
Rate of compensation increase      3.65%     3.68%     4.50%     3.65%     3.68%     4.50%

Net periodic pension and other postretirement benefit costs include the following components:

                                                                               Other
                                            Pension Benefits          Postretirement Benefits
                                        ------------------------      ------------------------
Millions                                2000      1999      1998      2000      1999      1998
                                        ----      ----      ----      ----      ----      ----
Service cost                            $ 34      $ 39      $ 30      $  4      $  3      $  2
Interest cost                             34        32        27        23        15        15
Expected return on plan assets           (50)      (43)      (37)       --        --        --
Amortization of transition assets         (3)       (3)       (3)       --        --        --
Amortization of prior service costs        9         8         8        (5)       (5)       (3)
Amortization of loss                      --         4         1        12         8         5
                                        ----      ----      ----      ----      ----      ----

Net periodic cost                       $ 24      $ 37      $ 26      $ 34      $ 21      $ 19
                                        ====      ====      ====      ====      ====      ====

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

Certain salaried employees of the Company participated in the former parent's retirement plan ("FPRP") prior to the December 1996 spin-off. In connection with the spin-off, the Company's former parent became the sole sponsor of the FPRP. The benefits accrued by Company employees in the FPRP were frozen as of December 31, 1996, and the Company's former parent amended the FPRP to provide that all benefits accrued through that day by Company employees were fully vested, non-forfeitable, and the responsibility of the Company's former parent.

Assets of one plan may not be utilized to pay benefits of other plans. Additionally, the pension cost has been recorded based upon certain actuarial estimates. These estimates are subject to revision in future periods given new facts or circumstances. The net prepaid pension cost at December 31, 2000 is composed of a $154 million prepaid hourly pension plan asset and a $33 million accrued salaried pension plan liability. The net balance at December 31, 1999 represents a $139 million prepaid hourly pension plan asset and an $32 million accrued salaried pension plan liability.

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

Other Postretirement Benefits

The Company has postretirement health care and life insurance plans, which cover its employees who meet certain eligibility requirements. For salaried employees, the plans cover employees retiring from the Company on or after attaining age 55 who have had at least 10 years of service with the Company after attaining age
45. For hourly employees, the postretirement benefit plans generally cover employees who retire pursuant to one of the Company's hourly employee retirement plans. All of these benefits may be subject to deductibles, co-payment provisions, and other limitations, and the Company has reserved the right to modify or cancel these benefits. The Company's postretirement benefit plans are funded on a pay-as-you-go basis.

The initial weighted average assumed health care cost trend rate used in determining the 2000 accumulated postretirement benefit obligation was 8%, gradually declining to 5.25% in 2007 and remaining at that level thereafter. The initial weighted average assumed health care cost trend rate used in determining the 1999 accumulated postretirement benefit obligation was 8.5%, declining to 5% in 2006 and remaining at that level thereafter.

Increasing the assumed health care cost trend rate by one percentage point in each year would increase accumulated postretirement benefit obligations by approximately $14 million in 2000, $19 million in 1999, and $7 million in 1998. It would also increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $2 million in 2000, and $1 million in 1999 and 1998.

Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease accumulated postretirement benefit obligations by approximately $12 million in 2000, $16 million in 1999, and $6 million in 1998. It would also decrease the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $2 million in 2000 and $1 million in 1999 and 1998.

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

Subsequent to the December 1996 spinoff, the Company established the Newport News Shipbuilding Inc. 401(k) Investment Plan for Salaried Employees ("Salaried Plan"). Beginning in 1997, the Company matched one half of the first 8% of a participant's contribution in either cash or Common Stock at the Company's discretion. In addition, the Company contributes a fixed percentage of each salaried employee's salary per pay period in either cash or Common Stock, also at the Company's discretion. The expense related to this plan was $24 million for both 2000 and 1999, and $22 million for 1998. The Company has authorized 10,400,000 shares of Common Stock for possible Salaried Plan contributions. Matching contributions will vest after two years of service as defined in the Salaried Plan.

ESOP

CMI (See Note 5) maintains a leveraged Employee Stock Ownership Plan ("ESOP") for substantially all of its employees. CMI makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP Series A Preferred stock shares initially were pledged as collateral for its debt. The ESOP Series A Preferred stock was exchanged for the Company's common stock concurrent with the acquisition of CMI. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. As shares are released from collateral, CMI reports compensation expense equal to the current market price of the shares. ESOP compensation expense was immaterial for the period subsequent to the acquisition in 1997 and for 2000, 1999, and 1998. The ESOP shares on December 31, 2000 were as follows:

Allocated shares                                                         269,872
Unallocated shares                                                        22,575
                                                                      ----------

Total ESOP shares                                                        292,447
                                                                      ==========

Fair value of unallocated shares at December 31, 2000                 $1,173,900
                                                                      ==========

11. STOCK COMPENSATION PLANS

The Company established the Newport News Shipbuilding Inc. Employee Stock Purchase and Accumulation Plan ("Employee Stock Purchase Plan") to provide eligible employees of the Company an opportunity to purchase shares of the Company at a 15% discount, not to exceed $21,250 in payroll deductions per employee per calendar year. The Employee Stock Purchase Plan became effective January 1, 1998, as an amended and restated version of a predecessor plan, the Newport News Shipbuilding Inc. 1997 Employee Stock Purchase Plan. The Employee Stock Purchase Plan authorizes a maximum aggregate of 2,600,000 shares to be issued under the plan. Of these shares, 1,650,000 shares have been approved for issuance by the shareholders. The remaining 950,000 shares will not be issued under the plan until shareholder approval is sought and obtained. The Company plans to seek approval for the issuance of up to an additional 400,000 shares under the Employee Stock Purchase Plan at its 2001 Annual Meeting of shareholders. During 2000, employees purchased approximately 176,000 shares under the Employee Stock Purchase Plan.

The Company established the Newport News Shipbuilding Inc. Stock Ownership Plan ("Stock Ownership Plan") for the benefit of officers and key employees. At the Company's discretion, restricted stock, performance shares, stock options, stock appreciation rights, stock equivalent units and dividend equivalents can be granted to eligible employees pursuant to this plan. The Company has authorized 5,250,000 shares of Common Stock for issuance under this plan. In 2000, approximately 81,000 stock options were granted. Further, approximately 24,000 performance shares, stock incentive grants, and restricted shares were awarded in 2000. As of December 31, 2000, approximately 426,000 shares remained available for issuance under this plan.

The Company established the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc. ("1997 Stock Plan for Directors"). Under the plan as originally adopted, one-half of the annual retainer of non-employee directors is to be paid in restricted stock. In addition, non-employee directors receive an initial grant of 2,000 stock options and 1,000 shares of restricted stock upon joining the Board of Directors, and an annual grant of 1,000 stock options. The 1997 Stock Plan for Directors was amended, effective December 15, 1998, to increase the annual grant of stock options to 2,000, and to make 50% of the first $25,000 of the annual retainer payable in restricted stock and any annual retainer amounts in excess of $25,000 payable in either restricted stock or cash, as determined by the Compensation Committee. The Company initially authorized 75,000 shares for issuance under the plan. The shareholders approved an additional 125,000 shares for issuance under the plan at the 2000 Annual Meeting.

During 2000, approximately 14,000 stock options and 3,700 shares of restricted stock were granted under the plan. As of December 31, 2000, nearly 131,000 shares remained available for issuance.

The Company established stock option plans for its active hourly employees ("Hourly Option Plans") to provide eligible employees of the Company an opportunity to purchase shares of the Company. The Company authorized 1,100,000 shares of Common Stock for issuance under the Hourly Option Plans. During 1997, approximately 985,000 stock options were granted under the plans.

The Company established the Newport News Shipbuilding Inc. 1998 Stock Incentive Plan ("1998 Stock Incentive Plan"), effective October 12, 1998. The Company, at its discretion, may select any employee of the Company for an award of restricted stock, performance shares, or stock options under the Plan. In addition, the 1998 Stock Incentive Plan assumed the obligations of the Hourly Option Plans. The options granted under the Hourly Option Plans continue to be exercisable subject to the same terms and conditions as prescribed by those plans. The Company has authorized 4,000,000 shares for issuance under the 1998 Stock Incentive Plan. This authorization includes 1,000,000 of the shares originally reserved for issuance under the Hourly Options Plans and reflects the transfer of the stock options previously granted under those plans to the 1998 Stock Incentive Plan. In 2000, approximately 509,000 stock options were granted under the plan. Further, approximately 129,000 performance shares, stock incentive grants, and restricted shares were awarded in 2000. As of December 31, 2000, approximately 1,965,000 shares remained available for issuance under this plan.

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

Stock option activity and exercise prices for the Stock Ownership Plan, the 1997 Stock Plan for Directors, and the 1998 Stock Incentive Plan are summarized as follows:

                                                For the Year Ended December 31,
                                          ------------------------------------------
                                              2000            1999            1998
                                          ----------       ---------       ---------
Number of shares under stock options:
Outstanding at beginning of year           3,726,923       3,667,243       3,562,663
       Granted                               603,916         515,900         629,663
       Exercised                          (1,409,929)       (378,104)       (467,833)
       Options canceled                     (128,837)        (78,116)        (57,250)
                                          ----------       ---------       ---------

Outstanding at end of year                 2,792,073       3,726,923       3,667,243
                                          ----------       ---------       ---------

Exercisable at end of year                 1,735,845       1,681,694       1,254,328
                                          ==========       =========       =========

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                   2000       1999       1998
                                                  ------     ------     ------
Weighted average exercise price:
Outstanding at beginning of year                  $21.22     $19.12     $17.54
       Granted                                     25.48      32.39      24.85
       Exercised                                   20.15      15.57      14.78
       Options canceled                            25.91      23.64      19.39

Outstanding at end of year                         22.46      21.22      19.12

Exercisable at end of year                         19.47      15.90      14.63

                            Number         Weighted Average
    Range of            Outstanding at        Remaining         Weighted Average
Exercise Prices       December 31, 2000    Contractual Life      Exercise Price
---------------       -----------------    ----------------     ----------------
$ 12.95 - 19.88               1,034,618       5.1 years             $ 14.71
$ 24.81 - 27.68               1,298,374       7.9 years               25.13
$ 29.44 - 36.75                 459,081       8.0 years               32.41
                              ---------
                              2,792,073       6.9 years               22.46
                              =========

                            Number
    Range of           Exercisable at      Weighted Average
Exercise Prices       December 31, 2000     Exercise Price
---------------       -----------------    ----------------
$ 12.95 - 19.88               1,034,618        $ 14.71
$ 24.81 - 27.68                 548,959          24.87
$ 29.44 - 36.75                 152,268          32.39
                              ---------
                              1,735,845          19.47
                              =========

In 1996, the Company adopted the disclosure-only option of FAS No. 123, "Accounting for Stock-Based Compensation," for its stock option plans. As of December 31, 1996, the Company's employees held certain options in stock of the former parent that were converted to the Company's Common Stock in early 1997 (See Note 14). For 2000, 1999, and 1998 had the compensation costs for stock options and the Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of FAS No. 123, the Company's net income, basic net earnings per share, and diluted net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 For the Year Ended December 31,
                                                 -------------------------------
Millions                                           2000        1999        1998
                                                 -------     -------     -------
Net Earnings
     As reported ............................    $    90     $    97     $    66
     Pro forma ..............................         86          92          60

Basic Net Earnings per share
     As reported ............................    $  2.91     $  2.83     $  1.91
     Pro forma ..............................       2.78        2.70        1.74
Diluted Net Earnings per share
     As reported ............................    $  2.77     $  2.72     $  1.85
     Pro forma ..............................       2.65        2.59        1 69

All options issued by the Company were issued at the estimated fair value in effect at the date of issuance, vest ratably over the applicable vesting period, and expire ten years after the grant date with the exception of one plan under which the options vest two years after the award date. The fair value for options granted in 2000, 1999, and 1998 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of .63%, .49%, and .48% in 2000, 1999, and 1998, respectively; expected volatility of 25% in 2000, 1999, and 1998; risk-free interest rates ranging from 6.09% to 6.41% in 2000, 4.7% to 5.2% in 1999, and 4.6% to 5.4% in
1998; and, expected life of one year after the vesting period for 2000, 1999, and 1998. The assumptions used for the fair value of the employee purchase rights from the Employee Stock Purchase Plan are the same as above with the exception that the dividend yield calculated at the date of grant is .58%, .60%, and .48% for 2000, 1999, and 1998, respectively, and the average life of each purchase right was assumed to be 90 days for the three years.

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

                                                            For the Year Ended December 31, 2000
                                                            -------------------------------------
                                                                Net                   Per Share
Millions, except for shares and per share data                Earnings     Shares      Amount
                                                            ----------   ----------   -----------
Basic Earnings per Share
Income available to common stockholders                         $ 90     30,842,676     $2.91
                                                                                        =====
Stock Options and Other Common
     Stock Equivalents                                            --      1,560,445
                                                                ----     ----------
Diluted Earnings per Share
Income available to common stockholders                         $ 90     32,403,121     $2.77
                                                                ====     ==========     =====
                                                            For the Year Ended December 31, 1999
                                                            -------------------------------------
                                                                Net                   Per Share
Millions, except for shares and per share data                Earnings     Shares      Amount
                                                            ----------   ----------   -----------
Basic Earnings per Share
Income available to common stockholders                         $ 97     34,115,713     $2.83
                                                                                        =====
Stock Options and Other Common
     Stock Equivalents                                            --      1,336,053
                                                                ----     ----------
Diluted Earnings per Share
Income available to common stockholders                         $ 97     35,451,766     $2.72
                                                                ====     ==========     =====
                                                            For the Year Ended December 31, 1998
                                                            -------------------------------------
                                                                Net                   Per Share
                                                              Earnings     Shares      Amount
                                                            ----------   ----------   -----------
Millions, except for shares and per share data
Basic Earnings per Share
Income available to common stockholders                         $ 66     34,677,706     $1.91
                                                                                        =====
Stock Options and Other Common
     Stock Equivalents                                            --      1,116,384
                                                                ----     ----------
Diluted Earnings per Share
Income available to common stockholders                         $ 66     35,794,090     $1.85
                                                                ====     ==========     =====

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

As previously reported, the DCAA conducted a post-award audit of the contract to build the aircraft carrier Ronald Reagan. In April 1998, the DCAA issued its official audit report ("Audit Report") in which it concluded that the cost or pricing data supplied by the Company to the U.S. Navy was not current, accurate, and complete and, therefore, projected labor and overhead costs were overstated for the Reagan contract. Accordingly, the DCAA recommended to the U.S. Navy's contracting officer that the contract price for Reagan be reduced by approximately $135 million. After giving consideration to the cost sharing provisions in the contract, the proposed price reduction could generate an operating income adjustment of approximately $47 million over the life of the contract.

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

During the first quarter of 1999, the Company received a letter from the U.S. Navy Supervisor of Shipbuilding forwarding a DCAA final audit report questioning approximately $83 million of costs allocated to U.S. Government contracts as Independent Research and Development ("IR&D"). The letter requested additional comments regarding why NNS considers its existing cost accounting practice to be compliant with the Cost Accounting Standards. The Company provided such comments in the second quarter of 1999. In June 2000, the Department of Defense Inspector General's Office issued a subpoena to the Company for certain records pertaining to this matter. The Company is in the process of responding to that subpoena. Management believes that the final resolution of this matter will not have a material impact on the financial position, results of operations, or cash flows of the Company.

Litigation

The Company is both a plaintiff and defendant in matters of varying nature related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings should not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Capital Commitments

The Company estimates that expenditures aggregating approximately $33 million will be required after December 31, 2000, to complete facilities and projects authorized at such date.

Lease Commitments

The Company holds certain equipment under long-term operating leases. Future minimum lease payments under existing noncancelable operating leases as of December 31, 2000, are as follows:

                               Year                 Payment
                            ----------           -------------
                               2001              $  20 million
                               2002                 15 million
                               2003                 11 million
                               2004                  9 million
                               2005                  7 million
                            Thereafter              79 million
                                                 -----
                                                 $ 141 million
                                                 =====

Rent expense recognized for the years ended December 31, 2000, 1999, and 1998, was $16 million, $12 million, and $19 million, respectively.

Other Commitments

The Company's commitments under long-term service agreements for hardware, software, and related services as of December 31, 2000 are as follows:

                               Year                 Payment
                            ----------           -------------
                               2001              $  44 million
                               2002                 47 million
                               2003                 18 million
                               2004                 18 million
                               2005                 11 million
                            Thereafter               1 million
                                                 -----
                                                 $ 139 million
                                                 =====

14. TRANSACTIONS WITH FORMER PARENT COMPANY

Employee Benefits

Certain employees of the Company participated in the employee stock ownership and employee stock purchase plans offered by its former parent prior to the December 1996 spinoff. The employee stock ownership plan provided for grants of a variety of awards, including stock options and restricted stock to officers and key employees of the Company. In connection with the spinoff, all options held by employees of the Company were canceled as of December 11, 1996 and were replaced in January 1997 with approximately 2.1 million options granted under the Newport News Shipbuilding Inc. Stock Ownership Plan (See Note 11).

Certain employees of the Company also participated in a pension plan provided by its former parent. Reference is made to Note 10 for a further discussion of the Company's pension plan.

Ancillary Agreements

In order to assist in the orderly transition of the Company to a separate, publicly held company, the former parent modified, amended, or entered into certain contractual agreements with the Company in 1996. Such agreements include a tax sharing agreement, an employee benefits agreement, an insurance agreement, an administrative services agreement, and other ancillary agreements.

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

The Company's reportable operating segments include three areas involving U.S. Naval and commercial ships: (i) Construction; (ii) Fleet Services; and (iii) Engineering. Revenues from contracts with the U.S. Navy represent approximately 98%, 98%, and 92% of the Company's consolidated revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Essentially all reportable segments operate out of the Company's facilities located in Newport News, Virginia.

The Company's reportable operating segments represent strategic initiatives supporting the entire lifecycle of U.S. Navy ships - Construction, Fleet Services, and Engineering, as well as a logical linking of similar contracts based on funding provisions. Engineering contracts generally receive funding on an annual basis, Fleet Services contracts typically span one month to three years, and Construction contracts generally span a period of two or more years. The reportable segments are managed separately because each business has differing customer requirements based on the nature of the services provided.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes and interest, not including nonrecurring gains and losses. A brief description of each reportable operating segment follows:

Construction

The Company's major construction efforts currently include the aircraft carrier Ronald Reagan, the Virginia-class attack submarine construction program, and CVN 77, the transition ship to the next generation of aircraft carriers.

Fleet Services

The Company provides ongoing maintenance for the U.S. Navy's vessels through overhaul, refueling, and repair work. The Company possesses unique expertise in servicing nuclear naval systems, and believes it currently is the only private shipyard capable of refueling nuclear-powered aircraft carriers. Additionally, the Company provides repair services for commercial vessels.

Engineering

The Company provides engineering planning and design services primarily for U.S. Government customers. The Company maintains a stable level of funded engineering support contracts for the U.S. Navy. Support services provided by the Company include: new aircraft carrier research and development, aircraft carrier non-nuclear overhaul planning, reactor plant engineering, aircraft carrier engineering support, and training and logistics. The Company is a leader in aircraft carrier design, accounting for the majority of ship integration and related design development for the Naval Sea Systems Command.

Information about Operating Earnings and Assets
For the Year Ended December 31, (in millions)                  Fleet                   All
                                               Construction  Services  Engineering  Others (1)    Total
                                               ------------  --------  -----------  ----------    -----
2000
----
Revenues ....................................     $  959      $  791      $  305      $   17      $2,072
Segment Operating Earnings ..................        111          73          18           4         206
Segment Assets at December 31, 2000(2) ......        236         122          30          12         400

1999
----
Revenues ....................................     $  710      $  913      $  228      $   12      $1,863
Segment Operating Earnings ..................        102          85          15          16         218
Segment Assets at December 31, 1999(2) ......        190         164          40          16         410

1998
----
Revenues ....................................     $  839      $  724      $  286      $   13      $1,862
Segment Operating Earnings ..................         87          70          19          (1)        175
Segment Assets at December 31, 1998(2) ......        265         160          26          26         477

1. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities. Other operating earnings for 1999 primarily relate to non-recurring gains associated with merger break-up fees and option proceeds.

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

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Reconciliation of Segment Information to Consolidated Amounts
For the Year Ended December 31, (in millions)
                                                          2000        1999        1998
                                                        -------     -------     -------
Revenues
--------
Total revenues for reportable segments ............     $ 2,055     $ 1,851     $ 1,849
Other revenues ....................................          17          12          13
                                                        -------     -------     -------
         Total consolidated revenues ..............     $ 2,072     $ 1,863     $ 1,862
                                                        =======     =======     =======

Operating Earnings
------------------
Total operating earnings for reportable segments ..     $   202     $   202     $   176
Other operating earnings ..........................           4          16          (1)
                                                        -------     -------     -------
         Total consolidated operating earnings ....     $   206     $   218     $   175
                                                        =======     =======     =======

Assets
------
Total A/R and CIP for reportable segments .........     $   388     $   394     $   451
Other unallocated A/R and CIP .....................          12          16          26
Other unallocated amounts .........................       1,076       1,102       1,123
                                                        -------     -------     -------
         Total consolidated assets ................     $ 1,476     $ 1,512     $ 1,600
                                                        =======     =======     =======

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                        Net Earnings
                                                              Earnings                  Per Share (a)
                                                Operating      Before        Net      ----------------
Millions (except share amounts)       Revenues   Earnings   Income Taxes   Earnings   Basic    Diluted
                                      --------   --------   ------------   --------   -----    -------
2000
1st Quarter    .......................  $469       $ 47         $ 36         $ 21     $ .65     $ .63
2nd Quarter    .......................   532         54           40           24       .77       .74
3rd Quarter    .......................   493         50           37           21       .71       .67
4th Quarter    .......................   578         55           40           24       .79       .74

1999
1st Quarter    .......................   $430       $ 44         $ 32         $ 18     $ .52     $ .50
2nd Quarter(b) .......................    444         72           60           35       .99       .95
3rd Quarter    .......................    451         47           34           20       .60       .58
4th Quarter    .......................    538         55           38           24       .71       .69

(a) The sum of net earnings per share for the four quarters in both years differs from the annual earnings per share due to the required method of computing the weighted average number of shares in the interim period.

(b) Operating earnings for the second quarter of 1999 included $25 million of non-recurring gains associated with merger break-up fees and option proceeds. These gains contributed $15 million in net earnings and $.41 to diluted earnings per share for both the 2nd quarter of 1999 and the full year.

17. SUBSEQUENT EVENTS

Share Repurchase Programs

On February 1, 2001, the Company announced a $100 million share repurchase program. The new plan is a follow-on to previous programs under which the Company purchased 5.6 million shares at a cost of $184 million since the middle of 1999. The new plan will be accomplished through open market and privately negotiated transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth a list of executive officers of Newport News Shipbuilding Inc. at March 1, 2001. During the preceding five years each such officer has served with the Company since the dates indicated below. Unless otherwise indicated all offices are held with the Company. The information required by this Item concerning the Company's directors is included under the captions "Election of Directors" and "Directors Continuing in Office" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference. Certain information concerning director and executive officer compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual meeting of Shareholders, which information is incorporated herein by reference.

                                                                                                            Effective
Name (Age at March 1, 2001)      Offices Held                                                               Date of Term
---------------------------      ------------                                                               ------------
William P. Fricks (56)           Chairman and Chief Executive Officer                                       May 1998
                                 Chairman, President, and Chief Executive Officer                           January 1997
                                 President and Chief Executive Officer                                      November 1995
                                 President and Chief Operating Officer                                      September 1994
Thomas C. Schievelbein (47)      Executive Vice President and Chief Operating Officer                       March 1999
                                 Executive Vice President                                                   October 1995
                                 Vice President - Human Resources and Administration                        January 1995
Charles S. Ream (57)             Senior Vice President and Chief Financial Officer                          October 2000
Stephen B. Clarkson (63)         Vice President - General Counsel and Secretary                             January 1991
William G. Cridlin, Jr. (54)     Vice President and General Manager - Submarines                            July 1998
                                 Vice President - Marketing                                                 January 1995
M. Roger Eshelman (61)           Vice President - Aircraft Carrier Overhaul and Nuclear Services            October 2000
                                 Vice President - Nuclear Engineering                                       July 1998
                                 Director and Chief Nuclear Engineer                                        January 1995
Alfred Little, Jr. (54)          Vice President - Human Resources and EH&S                                  July 1996
C. Michael Petters (41)          Vice President - Contract Management                                       October 2000
                                 Vice President and General Manager - Aircraft Carriers                     July 1998
                                 Vice President - Aircraft Carriers                                         December 1997
                                 Director - Carrier Program                                                 January 1995
D. Scott Stabler II (41)         Vice President - Carrier Construction                                      October 2000
                                 Vice President - Assembly                                                  September 1999
                                 Program Director - Carrier Construction                                    September 1998
                                 Director - Business Development                                            November 1997
                                 Program Manager - Arsenal Ship                                             January 1997
                                 Program Manager - LPD-17                                                   September 1995
                                 Director - Integrated Logistic Support                                     October 1994
Charles P. Wingfield, Jr. (47)   Vice President and Controller                                              July 1998
                                 Director - Operations Finance                                              May 1998
                                 Director - Corporate Finance                                               September 1996
                                 Controller and Treasurer                                                   January 1995
D. R. Wyatt (42)                 Treasurer                                                                  September 1996
                                 Assistant Treasurer                                                        August 1995
                                 Manager - Finance                                                          April 1989

Each of the executive officers of the Company has been continuously engaged in the business of the Company, its affiliates or predecessor companies during the past five years except for:

Name                                     Previous Employment Office Held                                    Period
----                                     -------------------------------                                    ------
Charles S. Ream               Raytheon Systems Company
                              - Senior Vice President, Strategic Initiatives, Mergers and Acquisitions      April 1999
                              - Senior Vice President, Finance                                              January 1998
                              Hughes Aircraft Company
                              - Senior Vice President and Chief Financial Officer                           September 1994

Alfred Little, Jr.            Sun Company, Inc.
                              - Vice President, Human Resources                                             1992 to 1996

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included under the caption "Compensation of Directors," and "Executive Compensation," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included under the caption "Certain Transactions," of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.  Consolidated Financial Statements

          Consolidated Financial Statements required by this Item have been included in Item 8. Refer to the "Consolidated Financial Statements And Supplementary Data" set forth in Item 8.

      2.  Financial Statement Schedules

          No financial statement schedules are submitted because they are either not applicable, not required, or not material.

      3.  Exhibits - See Index on pages 46 to 49.

(b)   Reports on Form 8-K

      During the fourth quarter, the Company filed the following current reports on Form 8-K.

      December 14, 2000       Announcing the appointment of Irwin F. Edenzon and
                              Stephen C. Hassell to positions of Vice President.

      September 25, 2000      Announcing internal organizational changes.

      September 20, 2000      Regarding presentation to securities analysts.

      September 18, 2000      Announcing the appointment of Charles S. Ream as
                              Senior Vice President and Chief Financial Officer, effective October 2, 2000.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, NEWPORT NEWS SHIPBUILDING INC., A DELAWARE CORPORATION, HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         NEWPORT NEWS SHIPBUILDING INC.


Date: March 22, 2001                    By:       /s/ William P. Fricks
                                           -------------------------------------
                                                      William P. Fricks
                                                         Chairman and
                                                   Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                                      TITLE


Date: March 22, 2001     /s/ William P. Fricks           Chairman and
--------------------     ------------------------------  Chief Executive Officer
                             William P. Fricks


Date: March 22, 2001     /s/ Charles S. Ream             Senior Vice President
--------------------     ------------------------------  and Chief Financial
                             Charles S. Ream             Officer


Date: March 22, 2001     /s/ Charles P. Wingfield, Jr.   Vice President and
--------------------     ------------------------------  Controller
                             Charles P. Wingfield, Jr.


Date: March 22, 2001     /s/ Gerald L. Baliles           Director
--------------------     ------------------------------
                             Hon. Gerald L. Baliles


Date: March 22, 2001     /s/ Leon A. Edney               Director
--------------------     ------------------------------
                             Leon A. Edney, Admiral (Ret.)


Date: March 22, 2001     /s/ Dr. William R. Harvey       Director
--------------------     ------------------------------
                             Dr. William R. Harvey


Date: March 22, 2001     /s/ Charles A. Bowsher          Director
--------------------     ------------------------------
                             Hon. Charles A. Bowsher


Date: March 22, 2001     /s/ Dr. Joseph J. Sisco         Director
--------------------     ------------------------------
                             Dr. Joseph J. Sisco


Date: March 22, 2001     /s/ Stephen R. Wilson           Director
--------------------     ------------------------------
                             Stephen R. Wilson


Date: March 22, 2001     /s/ Dr. Shirley Ann Jackson     Director
--------------------     ------------------------------
                             Dr. Shirley Ann Jackson

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

10.1 Distribution Agreement dated as of November 1, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.2 Amendment No. 1 to Distribution Agreement dated as of December 11, 1996 by and among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.3 Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1996, among El Paso Natural Gas Company, El Paso Merger Company and Tenneco Inc. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.4 Debt and Cash Allocation Agreement, dated as of December 11, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.5 Benefits Agreement, dated as of December 11, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.6 Insurance Agreement, dated as of December 11, 1996 among Tenneco Inc., New Tenneco Inc. and the Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.7 Tax Sharing Agreement, dated as of December 11, 1996 among Tenneco Inc., the Company, New Tenneco Inc. and El Paso Natural Gas Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.8 First Amendment to the Tax Sharing Agreement, dated as of December 11, 1996 among Tenneco Inc., the Company, New Tenneco Inc., and El Paso Natural Gas Company. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 23, 1997, as amended (Registration No. 333-20285)).
10.9 Employment agreement dated February 4, 1999, between the Company and William P. Fricks, Chairman and Chief Executive Officer of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.10* Modification to Employment Agreement dated February 4, 1999, between the Company and William P. Fricks, Chairman and Chief Executive Officer, effective January 1, 2001.
10.11          Employment Agreement between the Company and Mr. Thomas C.
               Schievelbein, Executive Vice President - Chief Operating Officer of the Company, dated June 1, 1998. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No. 1-12385)).
10.12          Newport News Shipbuilding Inc. Stock Ownership Plan.
               (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).
10.13 Amendment No. 1 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of July 1, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).
10.14 Amendment No. 2 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of October 8, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).
10.15 Amendment No. 3 to Newport News Shipbuilding Inc. Stock Ownership Plan, effective as of May 16, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).
10.16          1997 Stock Plan for Directors of Newport News Shipbuilding Inc.
               and First Amendment. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).

10.17 Amendment No. 2 to 1997 Stock Plan for Directors of Newport News Shipbuilding Inc., effective as of October 9, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 21, 1997 (File No. 1-12385)).
10.18 Third Amendment to the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.19* Fourth Amendment to the 1997 Stock Plan for Directors of Newport News Shipbuilding Inc., effective May 18, 2000.
10.20          Deferred Compensation Plan for Non-employee Directors.
               (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).
10.21 First Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan for Non-employee Directors. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.22 Deferred Compensation Plan. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12385)).
10.23 First Amendment to the Newport News Shipbuilding Inc. Deferred Compensation Plan, effective December 15, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.24 Second Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan (effective September 1, 1999). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12385)).
10.25 Third Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan (effective December 14, 1999). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12385)).
10.26* Fourth Amendment to the Newport News Shipbuilding Inc. Deferred Compensation Plan, effective October 10, 2000.
10.27* Newport News Shipbuilding Inc. Annual Incentive Plan, effective January 1, 1997.
10.28 First Amendment to Newport News Shipbuilding Inc. Annual Incentive Plan (effective January 1, 2000). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12385)).
10.29 Newport News Shipbuilding Inc. Change in Control Severance Benefit Plan for Key Executives as amended and restated effective March 23, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.30 Newport News Shipbuilding Inc. Amended and Restated Stock Employee Compensation Trust Agreement, dated as of August 1, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 17, 2000).
10.31 Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan, effective as of January 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)).
10.32 Newport News Shipbuilding Inc. Supplemental Executive Retirement Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385).
10.33 First Amendment to Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385).
10.34          Newport News Shipbuilding Inc. 1998 Stock Incentive Plan.
               (Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed on October 19, 1998 (Registration No. 333-65877)).
10.35 Subcontract EB-96-2100-010 between the Company and Electric Boat Corporation, a subsidiary of General Dynamics Inc., concerning the construction of four Virginia Class attack submarines for the U.S. Navy (without schedules, appendices or exhibits thereto). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12385)

10.36 Award/Contract N00024-95-C-2106, issued by Naval Sea Systems Command to Newport News Shipbuilding for Aircraft Carrier CVN-76. (Incorporated herein by reference to the Company's Registration Statement on Form 10 dated October 30, 1996, as amended (Registration No. 1-12385)).
10.37* Amendment/Modification No. P00031 to Contract No. N00024-98-C2104 issued by Naval Sea Systems Command to Newport News Shipbuilding for Aircraft Carrier CVN 77.
10.38 Contract (N00024-94-C-2105) between the Company and the United States Navy for work necessary to prepare and make ready for the refueling, overhaul, alteration, repair, and maintenance of the USS Nimitz (CVN 68) and its reactor plants (without schedules, appendices or exhibits thereto). (Incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No.1-12385)).
10.39 Modification No. P00016 of Contract (N00024-94-C-2105), effective April 16, 1998, between the Company and the United States Navy (without schedules, appendices or exhibits thereto). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 21, 1998 (File No. 1-12385)).
10.40 Agreement and Plan of Merger dated as of January 19, 1999, among the Company, Ares Acquisition Corporation, a wholly-owned subsidiary of the Company, and Avondale Industries, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).
10.41 Parent Stock Option Agreement dated as of January 19, 1999, between the Company and Avondale Industries, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).
10.42 Company Stock Option Agreement dated as of January 19, 1999, between Avondale Industries, Inc. and the Company (Incorporated herein by reference to the Company's Current Report on Form 8-K, filed on January 22, 1999 (File No. 1-12385)).
10.43 Contract (N00024-98-C-2107) between the Company and the U.S. Navy for work necessary to prepare for the alterations, repairs, maintenance and routine work on the USS Dwight D. Eisenhower (CVN
               69) and its reactor plants (without schedules, appendices, or exhibits thereto). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12385)).
10.44 Modification No. P00005 of Contract (N00024-98-C-2107) effective February 12, 1999, between the Company and the U.S. Navy (without schedules, appendices or exhibits thereto). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12385)).
10.45 Modification No. P00012 of Contract (N00024-98-C-2107) effective January 21, 2000, between the Company and the U.S. Navy (without schedules, appendices or exhibits thereto). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-12385)).

21.1*          Subsidiaries of the Registrant.
24.1*          Powers of Attorney.

*     Filed herewith.

Exhibits 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18,
10.19, 10.20, 10.21, 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28, 10.29,
10.30, 10.31, 10.32, 10.33, and 10.34 hereto constitute management contracts or compensatory plans or arrangements within the meaning of Item 14(a)(3) of Form 10-K.