Form 10-Q
period 2001-03-18
NEWPORT NEWS SHIPBUILDING INC
filed 2001-04-27
CIK 1025361

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ___________________________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 18, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to

                        Commission file number 1-12385

                          ___________________________

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

                          ___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______
                                        -

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value $.01 per share: 35,396,356 shares outstanding and associated preferred stock purchase rights as of April 18, 2001.

                               TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
Part I--Financial Information
     Newport News Shipbuilding Inc.
          Consolidated Statements of Earnings.....................................................     2
          Consolidated Balance Sheets.............................................................     3
          Consolidated Statements of Cash Flows...................................................     4
          Notes to Consolidated Financial Statements..............................................     5
          Management's Discussion and Analysis of Financial Condition and Results of Operations...     8

Part II--Other Information
     Item 1. Legal Proceedings....................................................................    10
     Item 2. Changes in Securities and Use of Proceeds............................................     *
     Item 3. Defaults Upon Senior Securities......................................................     *
     Item 4. Submission of Matters to a Vote of Security Holders..................................     *
     Item 5. Other Matters........................................................................    10
     Item 6. Exhibits and Reports on Form 8-K.....................................................    10


*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.


THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

                                    PART I

                             FINANCIAL INFORMATION

                        NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                                               Quarter Ended
                                                                       -----------------------------
                                                                         March 18,        March 19,
                                                                           2001             2000
                                                                       ------------      -----------
Millions (Except Shares and Per Share Amounts)

Revenues............................................................    $      485      $      469
Operating Costs and Expenses........................................          (434)           (423)
Other Income (Expense), net.........................................             -               1
                                                                        ----------      ----------

Operating Earnings..................................................            51              47
Interest Expense, net of interest capitalized.......................           (11)            (11)
                                                                        ----------      ----------

Earnings Before Income Taxes........................................            40              36
Provision for Income Taxes..........................................           (16)            (15)
                                                                        ----------      ----------

Net Earnings........................................................    $      24       $       21
                                                                        ==========      ==========

Weighted Average Number of Common Shares Outstanding

     Basic..........................................................    29,627,271      32,094,653
                                                                        ==========      ==========
     Diluted........................................................    31,392,416      33,184,413
                                                                        ==========      ==========

Net Earnings Per Common Share
     Basic..........................................................    $      .80      $      .65
                                                                        ==========      ==========
     Diluted........................................................    $      .75      $      .63
                                                                        ==========      ==========
Dividends Declared Per Common Share.................................    $      .04      $      .04
                                                                        ==========      ==========



             The accompanying notes are an integral part of these
                     consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   March 18,         December 31,
                                                                     2001               2000
                                                              ----------------     --------------
                                                                 (Unaudited)          (Audited)
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents....................................      $      3           $      3
Accounts Receivable..........................................           109                135
Contracts in Process.........................................           309                265
Inventory....................................................            49                 50
Deferred Income Taxes........................................            91                 90
Other Current Assets.........................................            18                 13
                                                                   --------           --------
Total Current Assets.........................................           579                556
                                                                   --------           --------


Noncurrent Assets
Property, Plant and Equipment, net...........................           680                692
Other Assets.................................................           230                228
                                                                   --------           --------
Total Noncurrent Assets......................................           910                920
                                                                   --------           --------
                                                                   $  1,489           $  1,476
                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable.......................................      $     40           $     51
Short-Term Debt..............................................            29                 29
Postretirement Benefits......................................           135                134
Other Accrued Liabilities....................................           270                223
                                                                   --------           --------
Total Current Liabilities....................................           474                437
                                                                   --------           --------
Noncurrent Liabilities
Long-Term Debt...............................................           473                498
Deferred Income Taxes........................................           245                245
Other Long-Term Liabilities..................................            38                 38
                                                                   --------           --------
Total Noncurrent Liabilities.................................           756                781
                                                                   --------           --------
Commitments and Contingencies (See Note 3)

Stockholders' Equity
Common Stock, $.01 par value -
  authorized 70,000,000 shares; issued 35,398,595 shares at
  March 18, 2001 and 35,352,730 shares at December 31, 2000..             1                  1
Paid-In Capital..............................................           356                384
Retained Earnings............................................           191                168
Unearned Compensation........................................            (1)                (1)
Stock Employee Compensation Trust (SECT)  - shares held of         --------           --------
  5,795,596 and 5,655,695 at March 18, 2001 and December
  31, 2000, respectively.....................................          (288)              (294)
                                                                   --------           --------
Total Stockholders' Equity...................................           259                258
                                                                   --------           --------
                                                                   $  1,489           $  1,476
                                                                   ========           ========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                        NEWPORT NEWS SHIPBUILDING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Quarter Ended
                                                          ---------------------------
                                                             March 18,     March 19,
                                                              2001           2000
                                                          ------------    -----------
Millions
Cash Flows from Operating Activities:
Net Earnings...........................................      $  24          $  21
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities -
     Depreciation and Amortization.....................         14             14
     Deferred Income Taxes.............................         (1)            (4)
     Loss on Asset Disposition.........................          1              1
     (Gain) on Equity Investments......................         (1)            (1)
     Changes in Components of Working Capital -
      Decrease (Increase) in -
       Accounts Receivable.............................         26            (24)
       Contracts in Process............................        (44)            49
       Inventory.......................................          1              -
       Other Current Assets............................         (5)            (2)
      Increase (Decrease) in -
       Trade Accounts Payable..........................        (11)           (30)
       Accrued Liabilities and Other...................         45             49
     Other, net........................................         (2)            (2)
                                                             -----          -----
Net Cash Provided by Operating Activities..............         47             71
                                                             -----          -----

Cash Flows from Investing Activities:
Capital Expenditures...................................         (3)            (2)
Other..................................................          -             (5)
                                                             -----          -----
Net Cash Used by Investing Activities..................         (3)            (7)
                                                             -----          -----

Cash Flows from Financing Activities:
Decrease in Revolving Credit Facility..................        (25)           (30)
Purchase of Common Stock...............................         (7)           (32)
Stock Options Exercised................................        (10)            (1)
Dividends Paid.........................................         (1)            (1)
Other..................................................         (1)             -
                                                             -----          -----

Net Cash Used by Financing Activities..................        (44)           (64)
                                                             -----          -----

Net Increase  (Decrease) in Cash and Cash Equivalents..          -              -
Cash and Cash Equivalents at Beginning of Period.......          3              2
                                                             -----          -----
Cash and Cash Equivalents at End of Period.............      $   3          $   2
                                                             =====          =====
Cash Paid During the Period for Income Taxes...........      $   -          $   -
                                                             =====          =====
Cash Paid During the Period for Interest...............      $   3          $   3
                                                             =====          =====

             The accompanying notes are an integral part of these
                    consolidated statements of cash flows.

                        NEWPORT NEWS SHIPBUILDING INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended March 18, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on March 18, 2001 and March 19, 2000, respectively.

The Company established a Stock Employee Compensation Trust ("SECT") in 1997 to fund a portion of its obligations arising from various employee compensation plans. The Company issued shares to the SECT from treasury stock and the SECT engages in open market purchases. As of March 18, 2001, the SECT held 5.8 million shares of the Company's common stock, which are not considered outstanding in computing earnings per share.

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

4. REPORTABLE SEGMENTS

The Company's reportable operating segments represent strategic initiatives supporting the entire lifecycle of U.S. Navy ships - Construction, Fleet Services, and Engineering, as well as a logical linking of similar contracts based on funding provisions. Engineering contracts generally receive funding on an annual basis, Fleet Services contracts typically span one month to three years, and Construction contracts generally span a period of two or more years. The reportable segments are managed separately because each business has different customer requirements based on the nature of the services provided. The Company evaluates performance based on profit or loss from operations before interest and income taxes, not including nonrecurring gains and losses.

Information about Revenues and Operating Earnings
For the Quarters Ended March 18, 2001 and March 19, 2000, respectively (in millions)

                                                  Fleet        All
                                   Construction  Services  Engineering  Others (1)  Total
                                   ------------  --------  -----------  ----------  -----
2001
----
Revenues....................         $   231      $  185       $   67     $    2    $ 485
Segment Operating Earnings..              27          20            4          -       51

2000
----
Revenues....................         $   206      $  192       $   68     $    3    $ 469
Segment Operating Earnings..              24          17            5          1       47

1. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Reconciliation of Segment Revenues and Operating Earnings to Consolidated
Amounts
For the Quarters Ended March 18, 2001 and March 19, 2000, respectively (in millions)


                                                     2001    2000
                                                    ------  ------
Revenues
--------
Total revenues for reportable segments............  $  483  $  466
Other revenues....................................       2       3
                                                    ------  ------
     Total consolidated revenues..................  $  485  $  469
                                                    ======  ======

Operating Earnings
------------------
Total operating earnings for reportable segments..  $   51  $   46
Other operating earnings..........................       -       1
                                                    ------  ------
     Total consolidated operating earnings........  $   51  $   47
                                                    ======  ======

Information about Assets (in millions)


                                     Fleet        All
                      Construction  Services  Engineering  Others (1)  Total
                      ------------  --------  -----------  ----------  -----

March 18, 2001.......    $  230      $  158      $  20       $  10     $ 418

December 31, 2000....       236         122         30          12       400


1. As the Company has a fully integrated production facility, its fixed assets are commingled and not identified with specific profit centers. Therefore, segment assets consist only of accounts receivable ("A/R") and contracts in process ("CIP") balances applicable to identified segments.


Reconciliation of Segment Assets to Consolidated Amounts (in millions)


                                                 March 18,      December 31,
                                                    2001            2000
                                                -----------    --------------
Assets
------
Total A/R and CIP for reportable segments......     $  408        $    388
Other unallocated A/R and CIP..................         10              12
Other unallocated amounts......................      1,071           1,076
                                                  --------        --------
     Total consolidated assets.................   $  1,489        $  1,476
                                                  ========        ========

                        NEWPORT NEWS SHIPBUILDING INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing fleet services for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 99% of the Company's revenues for the quarterly periods ended March 18, 2001 and March 19, 2000.


RESULTS OF OPERATIONS

                                                                    For the First Quarter Ended
-----------------------------------------------------------------------------------------------------
                                                                       2001          2000
-----------------------------------------------------------------------------------------------------
Millions
Revenues.........................................................     $ 485         $ 469
Operating Earnings...............................................        51            47

Revenues for the first quarter of 2001 increased $16 million to $485 million compared with the same period in 2000. The revenue improvement was primarily attributable to gains in the Construction segment, partially offset by lower Fleet Services volume. Construction revenues reflect increased activity on the Virginia-class submarine program and the Nimitz-class aircraft carrier, CVN 77. Fleet Services revenues decreased due to lower Nimitz refueling and overhaul, ship repair, and fleet maintenance activities. Engineering segment contributions were consistent between the periods.

First quarter 2001 operating earnings increased $4 million to $51 million. The improvement was primarily driven by volume gains in the Construction segment and an improved margin on the Nimitz refueling and overhaul work. In addition, the Company reached a final agreement with the Navy during the quarter regarding the simplification of its overhead allocation system. The final agreement amends a preliminary understanding reached between the parties during the third quarter of last year. The reallocation of costs between programs resulted in increased revenues and operating earnings in the Fleet Services segment of approximately $3 million, with corresponding decreases in the Construction segment. Overall, there was no material impact on first quarter revenues, operating earnings, or cash flows of the Company.

The Company's funded backlog was $6.1 billion at March 18, 2001, substantially all of which was U.S. Navy-related.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                                                    For the First Quarter Ended
-----------------------------------------------------------------------------------------------------
                                                                       2001          2000
-----------------------------------------------------------------------------------------------------
Millions
Net cash provided by operating activities........................     $  47         $  71
Capital expenditures.............................................        (3)           (2)
Other investing cash flows.......................................         -            (5)
                                                                      -----         -----
Subtotal.........................................................        44            64
Financing activities.............................................       (44)          (64)
                                                                      -----         -----
Net increase (decrease) in cash and cash equivalents.............     $   -         $   -
                                                                      =====         =====

NET CASH PROVIDED BY OPERATING ACTIVITIES

The $24 million decrease in 2001's comparative cash flows from operating activities was primarily due to an increase in working capital, partially offset by improved quarterly earnings as discussed above in "Results of Operations." The increase in working capital was due to normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable.

OTHER INVESTING CASH FLOWS

Other investing cash flow activities in 2000 relate to a $5 million equity investment in AMSEC LLC. The Company owns 45% of this technical services organization.

FINANCING ACTIVITIES

The financing activities for the period ended March 18, 2001 reflect the purchase of Company stock on the open market, pay-down of revolver debt, outlays for exercised stock options, and the payment of a quarterly dividend of four cents per share. The 2000 financing activities relate primarily to the purchase of Company stock, pay-down of revolver debt, and the payment of a quarterly dividend of four cents per share.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes with respect to this item from the disclosure included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RECENTLY ISSUED STANDARDS

In June 1998, the Financial Accounting Standards ("FAS") Board issued FAS No. 133, (as amended by FAS No. 137) "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FAS No. 133 is effective for fiscal years beginning after June 20, 2000. The Company engages in minimal derivative activity and therefore the adoption of this new standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements (SAB 101), which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B, which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 did not have a material impact on the Company's financial position, results of operations, or cash flows.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's prospects, developments and business strategies. These forward-looking statements are identified by terms such as "projections," "intends," "estimates," "expects," "projects," "anticipates," "goal," "plan," "should," "could," "believes," "assumed," and "scheduled." The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include (i) the factors discussed in Note 3 to the Company's Consolidated Financial Statements, (ii) the factors addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and
(iii) the following factors: (a) general U. S. and international political, economic and competitive conditions; (b) initiatives to reduce the federal budget, including reductions in defense spending, or the failure of anticipated increases in defense spending to materialize in whole or in part; (c) reductions in the number or size of U.S. Navy contracts awarded to the Company; and (d) unanticipated events affecting delivery and production schedules or design and manufacturing processes, which could impair the Company's efforts to deliver its products on time or to reduce production costs and cycle time or realize in a timely manner some or all of the benefits, if any, of such reductions.



                                    PART II

                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Note 3, "Commitments and Contingencies" to the Company's Consolidated Financial Statements contained herein, which is incorporated in this Item 1 of Part II by reference.

ITEM 5. OTHER MATTERS.

General Dynamics Corporation Offer to Newport News Shipbuilding Inc.

In April 2001, the Boards of Directors of Newport News Shipbuilding Inc. and General Dynamics Corporation ("General Dynamics") approved and each company executed a definitive agreement that provides for the acquisition of Newport News Shipbuilding by General Dynamics. The acquisition is to be accomplished through a cash tender offer for all of Newport News Shipbuilding's publicly held outstanding shares at a price of $67.50 per share. The tender offer will be subject to the tendering of a majority of the Newport News Shipbuilding shares, U.S. regulatory reviews, and other customary closing conditions.

Potential Sale of Equity Investment

The Company is engaged in negotiations concerning the potential sale of some or all of the Company's equity investment in Abu Dhabi Ship Building to a third party. No definitive sales agreement has been reached and no assurances can be given whether these negotiations will ultimately lead to an agreement for the sale of all or any portion of such investment or whether the necessary approval by the Government of the United Arab Emirates of such a sale will be obtained.

Share Repurchase Programs

On February 1, 2001, the Company announced a $100 million share repurchase program. The new plan is a follow-on to previous programs under which the Company purchased 5.7 million shares at a cost of $187 million since the middle of 1999. The Company has suspended any share purchases under the new plan in light of the agreement with General Dynamics.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K      None.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         Newport News Shipbuilding Inc.


                              By:  /s/ Charles S. Ream
                                  --------------------------------
                                   Senior Vice President and
                                   Chief Financial Officer

Date:  April 27, 2001