Form 10-Q
period 2001-06-17
NEWPORT NEWS SHIPBUILDING INC
filed 2001-07-19
CIK 1025361

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        ------------------------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 17, 2001

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

                        ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value $.01 per share: 35,397,728 shares outstanding and associated preferred stock purchase rights as of July 13, 2001.

                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
Part I--Financial Information
     Newport News Shipbuilding Inc.
         Consolidated Statements of Earnings ........................................................        2
         Consolidated Balance Sheets.................................................................        4
         Consolidated Statements of Cash Flows.......................................................        5
         Notes to Consolidated Financial Statements..................................................        6
         Management's Discussion and Analysis of Financial Condition and Results of Operations.......        9

Part II--Other Information
     Item 1. Legal Proceedings.......................................................................       12
     Item 2. Changes in Securities and Use of Proceeds...............................................        *
     Item 3. Defaults Upon Senior Securities.........................................................        *
     Item 4. Submission of Matters to a Vote of Security Holders.....................................       12
     Item 5. Other Matters...........................................................................       13
     Item 6. Exhibits and Reports on Form 8-K........................................................       13



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

                                    PART I

                             FINANCIAL INFORMATION

                        NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                              Quarter Ended
                                                       ----------------------------
                                                         June 17,        June 18,
                                                           2001            2000
                                                       ------------    ------------
Millions (Except Shares and Per Share Amounts)

Revenues ...........................................   $        576    $        532
Operating Costs and Expenses .......................           (525)           (478)
Other Income (Expense), net ........................             (2)             --
                                                       ------------    ------------

Operating Earnings .................................             49              54
Interest Expense, net of interest capitalized ......            (13)            (14)
                                                       ------------    ------------

Earnings Before Income Taxes .......................             36              40
Provision for Income Taxes .........................            (15)            (16)
                                                       ------------    ------------

Net Earnings .......................................   $         21    $         24
                                                       ============    ============

Weighted Average Number of Common Shares Outstanding

     Basic .........................................     29,548,228      30,919,234
                                                       ============    ============
     Diluted .......................................     31,370,125      32,290,845
                                                       ============    ============

Net Earnings Per Common Share

     Basic .........................................   $        .73    $        .77
                                                       ============    ============
     Diluted .......................................   $        .69    $        .74
                                                       ============    ============
Dividends Declared Per Common Share ................   $        .04    $        .04
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

                                    PART I

                             FINANCIAL INFORMATION

                        NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                            Six Months Ended
                                                       ----------------------------
                                                         June 17,         June 18,
                                                           2001             2000
                                                       ------------    ------------
Millions (Except Shares and Per Share Amounts)

Revenues ...........................................   $      1,061    $      1,001
Operating Costs and Expenses .......................           (959)           (901)
Other Income (Expense), net ........................             (2)              1
                                                       ------------    ------------

Operating Earnings .................................            100             101
Interest Expense, net of interest capitalized ......            (24)            (25)
                                                       ------------    ------------

Earnings Before Income Taxes .......................             76              76
Provision for Income Taxes .........................            (31)            (31)
                                                       ------------    ------------

Net Earnings .......................................   $         45    $         45
                                                       ============    ============

Weighted Average Number of Common Shares Outstanding

     Basic .........................................     29,587,750      31,506,944
                                                       ============    ============
     Diluted .......................................     31,381,271      32,737,629
                                                       ============    ============

Net Earnings Per Common Share

     Basic .........................................   $       1.53    $       1.42
                                                       ============    ============
     Diluted .......................................   $       1.44    $       1.36
                                                       ============    ============
Dividends Declared Per Common Share ................   $        .08    $        .08
                                                       ============    ============

The accompanying notes are an integral part of these consolidated statements of earnings.

                        NEWPORT NEWS SHIPBUILDING INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    June 17,     December 31,
                                                                      2001          2000
                                                                   ----------    ------------
                                                                  (Unaudited)     (Audited)
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents ....................................       $    46        $     3
Accounts Receivable ..........................................           116            135
Contracts in Process .........................................           329            265
Inventory ....................................................            48             50
Deferred Income Taxes ........................................           101             90
Other Current Assets .........................................            19             13
                                                                     -------        -------
Total Current Assets .........................................           659            556
                                                                     -------        -------
Noncurrent Assets
Property, Plant and Equipment, net ...........................           671            692
Other Assets .................................................           234            228
                                                                     -------        -------
Total Noncurrent Assets ......................................           905            920
                                                                     -------        -------
                                                                     $ 1,564        $ 1,476
                                                                     =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable .......................................       $    76        $    51
Short-Term Debt ..............................................            38             29
Postretirement Benefits ......................................           137            134
Other Accrued Liabilities ....................................           303            223
                                                                     -------        -------
Total Current Liabilities ....................................           554            437
                                                                     -------        -------
Noncurrent Liabilities
Long-Term Debt ...............................................           447            498
Deferred Income Taxes ........................................           246            245
Other Long-Term Liabilities ..................................            38             38
                                                                     -------        -------
Total Noncurrent Liabilities .................................           731            781
                                                                     -------        -------
Commitments and Contingencies (See Note 3)

Stockholders' Equity
Common Stock, $.01 par value -
   authorized 70,000,000 shares; issued 35,399,967 shares at
   June 17, 2001 and 35,352,730 shares at December 31, 2000...             1              1
Paid-In Capital ..............................................           434            384
Retained Earnings ............................................           210            168
Unearned Compensation ........................................            (1)            (1)
Stock Employee Compensation Trust (SECT)  - shares held of
   5,866,096 and 5,655,695 at June 17, 2001 and
   December 31, 2000, respectively ...........................          (365)          (294)
                                                                     -------        -------
Total Stockholders' Equity ...................................           279            258
                                                                     -------        -------
                                                                     $ 1,564        $ 1,476
                                                                     =======        =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                        NEWPORT NEWS SHIPBUILDING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                        ---------------------
                                                         June 17,   June 18,
                                                           2001      2000
                                                        ---------  ---------
Millions
Cash Flows from Operating Activities:
Net Earnings ......................................       $  45      $  45
Adjustments to Reconcile Net Earnings to
     Net Cash Provided by Operating Activities -
         Depreciation and Amortization ............          27         28
         Deferred Income Taxes ....................         (10)        (4)
         Loss on Asset Disposition ................           1          5
         (Gain) on Equity Investments .............          (2)        (2)
         Changes in Components of Working Capital -
           Decrease (Increase) in -
              Accounts Receivable .................          21        (26)
              Contracts in Process ................         (64)        42
              Inventory ...........................           2         (2)
              Other Current Assets ................          (6)         2
           Increase (Decrease) in -
              Trade Accounts Payable ..............          25        (26)
              Accrued Liabilities and Other .......          83         26
         Other, net ...............................           1         (1)
                                                          -----      -----
Net Cash Provided by Operating Activities .........         123         87
                                                          -----      -----

Cash Flows from Investing Activities:
Capital Expenditures ..............................          (7)        (6)
Other .............................................           -         (4)
                                                          -----      -----
Net Cash Used by Investing Activities .............          (7)       (10)
                                                          -----      -----

Cash Flows from Financing Activities:
(Decrease) Increase in Revolving Credit Facility ..         (34)         6
Payments on Short-Term Debt .......................          (8)        (8)
Purchase of Common Stock ..........................         (10)       (60)
Stock Options Exercised ...........................         (16)        (5)
Dividends Paid ....................................          (3)        (3)
Other .............................................          (2)         -
                                                          -----      -----

Net Cash Used by Financing Activities .............         (73)       (70)
                                                          -----      -----
Net Increase in Cash and Cash Equivalents .........          43          7
Cash and Cash Equivalents at Beginning of Period ..           3          2
                                                          -----      -----
Cash and Cash Equivalents at End of Period ........       $  46      $   9
                                                          =====      =====
Cash Paid During the Period for Income Taxes ......       $   -      $  37
                                                          =====      =====
Cash Paid During the Period for Interest ..........       $  24      $  27
                                                          =====      =====

The accompanying notes are an integral part of these consolidated statements of cash flows.

                        NEWPORT NEWS SHIPBUILDING INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended June 17, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on June 17, 2001 and June 18, 2000, respectively.

The Company established a Stock Employee Compensation Trust ("SECT") in 1997 to fund a portion of its obligations arising from various employee compensation plans. The Company issued shares to the SECT from treasury stock and the SECT engages in open market purchases. As of June 17, 2001, the SECT held 5.9 million shares of the Company's common stock, which are not considered outstanding in computing earnings per share.

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

Litigation

The Company is both a plaintiff and defendant in matters of a varying nature related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Information about Revenues and Operating Earnings
For the Quarters Ended June 17, 2001 and June 18, 2000, respectively (in millions)

                                                                 Fleet                             All
                                               Construction    Services        Engineering     Others (2)   Total
                                               ------------    --------        -----------     ----------   -----
2001
----
Revenues....................................     $     273      $     212       $     87       $      4    $    576
Segment Operating Earnings - reported.......            28             18              5             (2)         49
Segment Operating Earnings - adjusted (1)...            32             20              5              1          58

2000
----
Revenues....................................     $     227      $     219       $     80       $      6    $    532
Segment Operating Earnings..................            27             22              4              1          54

1. Adjusted segment operating earnings exclude the transaction costs associated with the proposed acquisition of the Company by General Dynamics Corporation.

2. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities.

Information about Revenues and Operating Earnings
For the Six Months Ended June 17, 2001 and June 18, 2000, respectively (in millions)

                                                                 Fleet                            All
                                               Construction    Services        Engineering     Others (2)   Total
                                               ------------    --------        -----------     ----------   -----
2001
----
Revenues....................................     $     504      $     397       $    154       $      6    $  1,061
Segment Operating Earnings - reported.......            55             38              9             (2)        100
Segment Operating Earnings - adjusted (1)...            59             40              9              1         109

2000
----
Revenues....................................     $     433      $     411       $    148       $      9    $  1,001
Segment Operating Earnings..................            51             39              9              2         101

1. Adjusted segment operating earnings exclude the transaction costs associated with the proposed acquisition of the Company by General Dynamics Corporation.

2. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:


Reconciliation of Segment Revenues and Operating Earnings to Consolidated Amounts For the Quarters Ended June 17, 2001 and June 18, 2000, respectively (in millions)

                                                                                2001         2000
                                                                             ---------    ---------
Revenues
--------
Total revenues for reportable segments...................................    $     572    $     526
Other revenues...........................................................            4            6
                                                                             ---------    ---------
         Total consolidated revenues.....................................    $     576    $     532
                                                                             =========    =========

Operating Earnings
------------------
Total operating earnings for reportable segments.........................    $      51    $      53
Other operating earnings.................................................           (2)           1
                                                                             ---------    ---------
         Total consolidated operating earnings...........................    $      49    $      54
                                                                             =========    =========

Reconciliation of Segment Revenues and Operating Earnings to Consolidated
Amounts
For the Six Months Ended June 17, 2001 and June 18, 2000, respectively (in millions)

                                                                                2001         2000
                                                                             ---------    ---------
Revenues
--------
Total revenues for reportable segments...................................    $   1,055    $     992
Other revenues...........................................................            6            9
                                                                             ---------    ---------
         Total consolidated revenues.....................................    $   1,061    $   1,001
                                                                             =========    =========

Operating Earnings
------------------
Total operating earnings for reportable segments.........................    $     102    $      99
Other operating earnings.................................................           (2)           2
                                                                             ---------    ---------
         Total consolidated operating earnings...........................    $     100    $     101
                                                                             =========    =========

Information about Assets (in millions)

                                                                Fleet                             All
                                               Construction    Services        Engineering     Others (1)   Total
                                               ------------    --------        -----------     ----------   -----
June 17, 2001...............................     $   229       $    152         $     56       $      8    $   445

December 31, 2000...........................         236            122               30             12        400

1. As the Company has a fully integrated production facility, its fixed assets are commingled and not identified with specific profit centers. Therefore, segment assets consist only of accounts receivable ("A/R") and contracts in process ("CIP") balances applicable to identified segments.


Reconciliation of Segment Assets to Consolidated Amounts (in millions)

                                                                              June 17,              December 31,
                                                                                2001                    2000
                                                                            -----------             ------------
Assets
------
Total A/R and CIP for reportable segments................................    $     437                $       388
Other unallocated A/R and CIP............................................            8                         12
Other unallocated amounts................................................        1,119                      1,076
                                                                             ---------                -----------
         Total consolidated assets.......................................    $   1,564                $     1,476
                                                                             =========                ===========


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing fleet services for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 98% of the Company's revenues for the quarterly periods ended June 17, 2001 and June 18, 2000.

RESULTS OF OPERATIONS
                                     For the Second Quarter Ended
--------------------------------------------------------------------------------
                                         2001          2000
--------------------------------------------------------------------------------
Millions
Revenues............................   $  576        $   532
Operating Earnings..................       49             54


Revenues for the second quarter of 2001 increased $44 million to $576 million compared with the same period in 2000. The revenue improvement was primarily attributable to gains in the Construction and Engineering segments, which were partially offset by lower Fleet Services volume. Construction revenues reflected increased activity on the Virginia-class submarine program and the Nimitz-class aircraft carrier, CVN 77. The majority of the Engineering segment increase was attributable to growth in propulsion plant design work on the next generation of aircraft carriers, CVNX. Fleet Services revenues decreased due to lower Nimitz refueling and overhaul, ship repair, and fleet maintenance activities, partially offset by increased activity on the Eisenhower refueling and overhaul.

Second quarter 2001 operating earnings of $49 million included $9 million of transaction costs associated with the proposed acquisition of the Company by General Dynamics Corporation. Excluding these one-time items, operating earnings were $58 million and reflected an increase of 7% over 2000 second quarter operating earnings of $54 million. These gains were primarily attributable to Construction and Engineering volume gains, partially offset by lower Fleet Services activity.


                                               For the Six Months Ended
--------------------------------------------------------------------------------
                                                    2001          2000
--------------------------------------------------------------------------------
Millions
Revenues.......................................   $ 1,061       $ 1,001
Operating Earnings.............................       100           101


Revenues for the first six months of 2001 increased $60 million to $1,061 million compared with the same period in 2000. The increased revenue was the result of Construction and Engineering volume gains, which were partially offset by lower Fleet Services activity. Construction gains were primarily attributable to increased activity on the Virginia-class submarine program and the Nimitz-class aircraft carrier, CVN 77. The Engineering increase was primarily attributable to propulsion plant design work on the next generation of aircraft carriers, CVNX. Fleet Services revenues decreased due to lower Nimitz refueling and overhaul, ship repair, and fleet maintenance activities, partially offset by increased activity on the Eisenhower refueling and overhaul.

Operating earnings of $100 million for the first six months of 2001 included $9 million of transaction costs associated with the proposed acquisition of the Company by General Dynamics Corporation. Excluding these one-time items, first half operating earnings were $109 million and reflected an increase of 8% over the first half 2000 operating earnings. This increase was primarily driven by Construction and Engineering volume gains and improved Fleet Services margins, partially offset by lower Fleet Services volume. In addition, the Company reached a final agreement with the Navy regarding the simplification of its overhead allocation system. The final agreement amends a preliminary understanding reached between the parties during the third quarter of 2000. The reallocation of costs between programs resulted in increased revenues and operating earnings in the Fleet Services segment of approximately $3 million, with corresponding decreases in the Construction segment. Overall, there was no material impact on first half revenues, operating earnings, or cash flows of the Company.


The Company's funded backlog was $6.3 billion at June 17, 2001, substantially all of which was U.S. Navy-related.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                                        For the Six Months Ended
--------------------------------------------------------------------------------
                                                          2001          2000
--------------------------------------------------------------------------------
Millions
Net cash provided by operating activities............   $   123        $    87
Capital expenditures.................................        (7)            (6)
Other investing cash flows...........................         -             (4)
                                                        -------        -------

Subtotal.............................................       116             77
Financing activities.................................       (73)           (70)
                                                        -------        -------

Net increase in cash and cash equivalents............   $    43        $     7
                                                        =======        =======

NET CASH PROVIDED BY OPERATING ACTIVITIES

The $36 million increase in 2001's comparative cash flows from operating activities was primarily due to a decrease in working capital, as well as lower income tax and interest payments. The decrease in working capital was due to normal timing fluctuations with respect to billings, accounts receivable collections, the recognition of contract costs, and the payment of trade accounts payable.


OTHER INVESTING CASH FLOWS

Other investing cash flow activities in 2000 primarily relate to a $5 million equity investment in AMSEC LLC, partially offset by a $1 million dividend received from Abu Dhabi Ship Building.

FINANCING ACTIVITIES

The financing activities for the period ended June 17, 2001 reflect the purchase of Company stock on the open market, pay-down of revolver debt, payments on short-term debt, outlays for exercised stock options, and the payment of two quarterly dividends of four cents per share. The 2000 financing activities relate primarily to the purchase of Company stock, increased revolver borrowings, payments on short-term debt, outlays for exercised stock options, and the payment of two quarterly dividends of four cents per share.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 18, the Company held its 2001 Annual Meeting of Stockholders. Three proposals were presented to the stockholders for their approval. The outcome of the voting on the three proposals was as follows:

1. Proposal for the re-election of two Class II directors to hold office until 2004.

     Nominee                  For          Withheld
   -------------         -------------     --------
   Leon A. Edney           31,843,064       508,069
   Dr. Joseph J. Sisco     31,680,157       670,976

2. Proposal to increase by 400,000 the number of shares available for issuance under the Newport News Shipbuilding Employee Stock Purchase and Accumulation Plan and amendment of such plan to change its expiration date from December 31, 2001 to December 31, 2006.

        For               Against          Abstain           Broker Non-Votes
   ------------          ---------        ---------          ----------------
    31,447,030            747,358          156,745                None

3. Proposal to ratify the appointment by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for 2001.

        For               Against          Abstain          Broker Non-Votes
   ------------          ---------        ---------         ----------------
    31,812,751            364,541          173,841                None

ITEM 5.  OTHER MATTERS.

Proposed Acquisition of Newport News Shipbuilding Inc. by General Dynamics Corporation and the Subsequent Northrop Grumman Corporation Offer to Newport News Shipbuilding Inc.

In April 2001, the Boards of Directors of Newport News Shipbuilding Inc. and General Dynamics Corporation ("General Dynamics") approved and each company executed a definitive agreement that provides for the acquisition of Newport News Shipbuilding by General Dynamics. The acquisition is to be accomplished through a cash tender offer for all of Newport News Shipbuilding's publicly held outstanding shares at a price of $67.50 per share. The tender offer is subject to the tendering of a majority of the Newport News Shipbuilding shares, U.S. regulatory clearance, and other customary closing conditions.

In May 2001, Northrop Grumman Corporation commenced an offer to acquire the entire common equity interest in Newport News Shipbuilding for Northrop Grumman common stock and cash. That offer, which is more fully described in a prospectus that accompanied the offer is designed to have a value of $67.50 per share subject to the limitations on the amount of Northrop Grumman stock and cash to be issued, and provides that each Newport News Shipbuilding stockholder will be able to elect to receive, for all his or her Newport News Shipbuilding shares, cash or Northrop Grumman shares subject to the election and proration procedures and limitations described in the prospectus. This offer is subject to a number of conditions, including Newport News Shipbuilding terminating the agreement with General Dynamics and entering into an agreement with Northrop Grumman and U.S. regulatory clearance.

In June 2001, the Board of Directors of Newport News Shipbuilding considered both the General Dynamics and Northrop Grumman offers. The Board unanimously affirmed its prior recommendation that the shareholders of Newport News Shipbuilding accept the General Dynamics offer and stated that it was unable to take a position with respect to the Northrop Grumman offer until it had obtained additional information regarding the position of the Department of Defense and the Department of Justice with respect to both the General Dynamics offer and the Northrop Grumman offer.

Reviews of both offers are ongoing by the Departments of Defense and Justice. Newport News Shipbuilding can give no assurances as to whether either offer will be approved and, unless such approval is obtained, neither transaction will be consummated.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number:

Exhibit 10.1 Amendment to Newport News Shipbuilding Inc. Employee Stock Purchase & Accumulation Plan.

Exhibit 10.2 Fifth Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan.

Exhibit 10.3 Sixth Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan.

Exhibit 10.4 First Amendment to Newport News Shipbuilding Inc. Change in Control Severance Benefit Plan for Key Executives.

Exhibit 10.5 Second Amendment to Newport News Shipbuilding Inc. Change in Control Severance Benefit Plan for Key Executives.

Exhibit 10.6 First Amendment to Newport News Shipbuilding Inc. Supplemental Executive Retirement Plan.

Exhibit 10.7 Second Amendment to Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan.

Exhibit 10.8 Third Amendment to Newport News Shipbuilding Inc. Retirement Benefit Restoration Plan.

Exhibit 10.9 Second Amendment to Newport News Shipbuilding Inc. Annual Incentive Plan.

Exhibit 10.10 Second Amendment to Newport News Shipbuilding Inc. Deferred Compensation Plan for Non-employee Directors.

Exhibit 10.11 Second Amendment to the Trust Agreement for Newport News Shipbuilding Inc. Benefits Protection Plans.

Exhibit 10.12 Third Amendment to the Trust Agreement for Newport News Shipbuilding Inc. Benefits Protection Plans.

Exhibit 10.13 Contract N00024-98-C-2107, Contract for Accomplishment of the Refueling and Complex Overhaul (RCOH) of the USS DWIGHT D. EISENHOWER (CVN 69) - Contract Modification P00019.

Reports on Form 8-K:

Date of Filing                          Subject
--------------                          -------

April 24, 2001    Agreement and Plan of merger among General Dynamics
                  Corporation, Grail Acquisition Corporation, a wholly owed subsidiary of General Dynamics Corporation, and Newport News
                  Shipbuilding Inc.

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                               Newport News Shipbuilding Inc.


                                         By:   /s/ Charles S. Ream
                                             -------------------------

                                             Senior Vice President and
                                             Chief Financial Officer

Date:  July 17, 2001