Form 10-Q
period 2001-09-16
NEWPORT NEWS SHIPBUILDING INC
filed 2001-10-25
CIK 1025361

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           ------------------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 16, 2001

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

                                 (757) 380-2000
               Registrant's Telephone Number, Including Area Code

                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        -   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, par value $.01 per share: 35,397,728 shares outstanding and associated preferred stock purchase rights as of October 15, 2001.

                               TABLE OF CONTENTS



                                                                                              PAGE
                                                                                              ----
Part I--Financial Information
  Newport News Shipbuilding Inc.
     Consolidated Statements of Earnings....................................................     2
     Consolidated Balance Sheets............................................................     4
     Consolidated Statements of Cash Flows..................................................     5
     Notes to Consolidated Financial Statements.............................................     6
     Management's Discussion and Analysis of Financial Condition and Results of Operations..     9

Part II--Other Information
  Item 1. Legal Proceedings.................................................................    12
  Item 2. Changes in Securities and Use of Proceeds.........................................     *
  Item 3. Defaults Upon Senior Securities...................................................     *
  Item 4. Submission of Matters to a Vote of Security Holders...............................     *
  Item 5. Other Matters.....................................................................    12
  Item 6. Exhibits and Reports on Form 8-K..................................................    13



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

                                     PART I

                             FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                             Quarter Ended
                                                      ------------------------------
                                                      September 16,    September 17,
                                                           2001            2000
                                                      -------------    -------------
Millions (Except Shares and Per Share Amounts)

Revenues........................................     $      578      $      493
Operating Costs and Expenses....................           (522)           (445)
Other Income (Expense), net.....................              1               2
                                                     ----------      ----------
Operating Earnings..............................             57              50
Interest Expense, net of interest capitalized...            (13)            (13)
                                                     ----------      ----------
Earnings Before Income Taxes....................             44              37
Provision for Income Taxes......................            (17)            (16)
                                                     ----------      ----------
Net Earnings....................................     $       27      $       21
                                                     ==========      ==========

Weighted Average Number of Common Shares Outstanding

    Basic ......................................     29,531,632      30,359,834
                                                     ==========      ==========
    Diluted ....................................     31,330,147      32,143,996
                                                     ==========      ==========


Net Earnings Per Common Share

    Basic.......................................     $      .90      $      .71
                                                     ==========      ==========
    Diluted.....................................     $      .85      $      .67
                                                     ==========      ==========
Dividends Declared Per Common Share.............     $      .04      $      .04
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

                                     PART I

                             FINANCIAL INFORMATION

                         NEWPORT NEWS SHIPBUILDING INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                               Nine Months Ended
                                                           ----------------------------
                                                           September 16,  September 17,
                                                               2001           2000
                                                           -------------  -------------
Millions (Except Shares and Per Share Amounts)

Revenues........................................         $    1,639      $    1,494
Operating Costs and Expenses....................             (1,481)         (1,346)
Other Income (Expense), net.....................                 (1)              3
                                                         ----------      ----------

Operating Earnings..............................                157             151
Interest Expense, net of interest capitalized...                (37)            (38)
                                                         ----------      ----------

Earnings Before Income Taxes....................                120             113
Provision for Income Taxes......................                (48)            (47)
                                                         ----------      ----------
Net Earnings....................................         $       72      $       66
                                                         ==========      ==========

Weighted Average Number of Common Shares Outstanding

   Basic .......................................         29,569,044      31,124,574
                                                         ==========      ==========
   Diluted  ....................................         31,364,229      32,539,751
                                                         ==========      ==========

Net Earnings Per Common Share

   Basic........................................         $     2.43      $     2.12
                                                         ==========      ==========
   Diluted......................................         $     2.29      $     2.03
                                                         ==========      ==========

Dividends Declared Per Common Share.............         $      .12      $      .12
                                                         ==========      ==========




The accompanying notes are an integral part of these consolidated statements of earnings.

                         NEWPORT NEWS SHIPBUILDING INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                       September 16,   December 31,
                                                                            2001           2000
                                                                       -------------   ------------
                                                                        (Unaudited)     (Audited)
Millions (Except Share Amounts)
ASSETS
Current Assets
Cash and Cash Equivalents........................................         $   66         $    3
Accounts Receivable..............................................            131            135
Contracts in Process.............................................            359            265
Inventory........................................................             50             50
Deferred Income Taxes............................................            110             90
Other Current Assets.............................................             19             13
                                                                          ------         ------

Total Current Assets.............................................            735            556
                                                                          ------         ------

Noncurrent Assets
Property, Plant and Equipment, net...............................            666            692
Other Assets.....................................................            237            228
                                                                          ------         ------

Total Noncurrent Assets..........................................            903            920
                                                                          ------         ------

                                                                          $1,638         $1,476
                                                                          ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable...........................................         $   87         $   51
Short-Term Debt..................................................             46             29
Postretirement Benefits..........................................            138            134
Other Accrued Liabilities........................................            346            223
                                                                          ------         ------

Total Current Liabilities........................................            617            437
                                                                          ------         ------

Noncurrent Liabilities
Long-Term Debt...................................................            432            498
Deferred Income Taxes............................................            247            245
Other Long-Term Liabilities......................................             38             38
                                                                          ------         ------

Total Noncurrent Liabilities.....................................            717            781
                                                                          ------         ------

Commitments and Contingencies (See Note 3)


Stockholders' Equity
Common Stock, $.01 par value -
  authorized 70,000,000 shares; issued 35,399,967 shares at
  September 16, 2001 and 35,352,730 shares at December 31, 2000..              1              1
Paid-In Capital..................................................            452            384
Retained Earnings................................................            236            168
Unearned Compensation............................................             (1)            (1)
Stock Employee Compensation Trust (SECT)  - shares held of
  5,866,096 and 5,655,695 at September 16, 2001 and
  December 31, 2000, respectively................................           (384)          (294)
                                                                          ------         ------
Total Stockholders' Equity.......................................            304            258
                                                                          ------         ------
                                                                          $1,638         $1,476
                                                                          ======         ======

   The accompanying notes are an integral part of these consolidated balance sheets.

                         NEWPORT NEWS SHIPBUILDING INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Nine Months Ended
                                                            ------------------------------
                                                            September 16,    September 17,
                                                                 2001            2000
                                                            -------------    -------------
Millions
Cash Flows from Operating Activities:
Net Earnings......................................              $  72           $  66
Adjustments to Reconcile Net Earnings to
  Net Cash Provided by Operating Activities -
     Depreciation and Amortization................                 41              41
     Deferred Income Taxes........................                (18)             (2)
     Loss on Asset Disposition....................                  3               6
     Equity Income................................                 (4)             (4)
     Changes in Components of Working Capital -
      Decrease (Increase) in -
       Accounts Receivable........................                  5             (50)
       Contracts in Process.......................                (94)             46
       Inventory .................................                  -              (2)
       Other Current Assets.......................                 (6)              3
      Increase (Decrease) in -
       Trade Accounts Payable.....................                 36             (22)
       Accrued Liabilities and Other..............                130              49
     Other, net...................................                  4              (3)
                                                                -----           -----
Net Cash Provided by Operating Activities.........                169             128
                                                                -----           -----

Cash Flows from Investing Activities:
Capital Expenditures..............................                (18)            (13)
Other.............................................                  1              (4)
                                                                -----           -----
Net Cash Used by Investing Activities.............                (17)            (17)
                                                                -----           -----

Cash Flows from Financing Activities:
Decrease in Revolving Credit Facility.............                (34)             (2)
Payments on Short-Term Debt.......................                (15)            (15)
Purchase of Common Stock..........................                (10)            (73)
Stock Options Exercised...........................                (24)            (16)
Dividends Paid....................................                 (4)             (4)
Other.............................................                 (2)             (1)
                                                                -----           -----

Net Cash Used by Financing Activities.............                (89)           (111)
                                                                -----           -----

Net Increase in Cash and Cash Equivalents.........                 63               -
Cash and Cash Equivalents at Beginning of Period..                  3               2
                                                                -----           -----

Cash and Cash Equivalents at End of Period........              $  66           $   2
                                                                =====           =====

Cash Paid During the Period for Income Taxes......              $   1           $  41
                                                                =====           =====

Cash Paid During the Period for Interest..........              $  28           $  32
                                                                =====           =====

The accompanying notes are an integral part of these consolidated statements of cash flows.

                         NEWPORT NEWS SHIPBUILDING INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PREPARATION

Unless the context otherwise requires, the term "Company" refers to Newport News Shipbuilding Inc. ("NNS") and its consolidated subsidiaries. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 16, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed assuming the terms and conditions for the contingent shares and common stock options were met and converted on September 16, 2001 and September 17, 2000, respectively.

The Company established a Stock Employee Compensation Trust ("SECT") in 1997 to fund a portion of its obligations arising from various employee compensation plans. The Company issued shares to the SECT from treasury stock and the SECT engages in open market purchases. As of September 16, 2001, the SECT held 5.9 million shares of the Company's common stock, which are not considered outstanding in computing earnings per share.

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

During the first quarter of 1999, the Company received a letter from the U.S. Navy Supervisor of Shipbuilding forwarding a DCAA final audit report questioning approximately $83 million of costs allocated to U.S. Government contracts as Independent Research and Development ("IR&D"). The letter requested additional comments regarding why NNS considers its existing cost accounting practice to be compliant with the Cost Accounting Standards. The Company provided such comments in the second quarter of 1999. In September 2000, the Department of Defense Inspector General's Office issued a subpoena to the Company for certain records pertaining to this matter. The Company is in the process of responding to that subpoena. Management believes that the final resolution of this matter will not have a material impact on the financial position, results of operations, or cash flows of the Company.

Litigation

The Company is both a plaintiff and defendant in matters of a varying nature related to the normal conduct of its business. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

4. REPORTABLE SEGMENTS

The Company's reportable operating segments represent strategic initiatives supporting the entire lifecycle of U.S. Navy ships - Construction, Fleet Services, and Engineering, as well as a logical linking of similar contracts based on funding provisions. Engineering contracts generally receive funding on an annual basis, Fleet Services contracts typically span one month to three years, and Construction contracts generally span a period of three or more years. The reportable segments are managed separately because each business has different customer requirements based on the nature of the services provided. The Company evaluates performance based on profit or loss from operations before interest and income taxes, not including nonrecurring gains and losses.

Information about Revenues and Operating Earnings
For the Quarters Ended September 16, 2001 and September 17, 2000, respectively (in millions)

                                                            Fleet                   All
                                             Construction  Services  Engineering  Others (2)  Total
                                             ------------  --------  -----------  ----------  -----
2001
----
Revenues...................................        $300      $189          $84         $5    $578
Segment Operating Earnings - reported......          33        18            5          1      57
Segment Operating Earnings - adjusted (1)..          35        20            5          1      61

2000
----
Revenues...................................        $222      $188          $80         $3    $493
Segment Operating Earnings.................          27        17            5          1      50

1. Adjusted segment operating earnings exclude the transaction costs associated with the proposed acquisition of the Company by General Dynamics Corporation.

2. Other business activities include valve and pump repair and technical services, equity investments, and corporate activities.


Information about Revenues and Operating Earnings
For the Nine Months Ended September 16, 2001 and September 17, 2000, respectively (in millions)

                                                            Fleet                    All
                                             Construction  Services  Engineering  Others (2)  Total
                                             ------------  --------  -----------  ----------  ------
2001
----
Revenues...................................       $804      $586         $238        $11     $1,639
Segment Operating Earnings - reported......         88        56           14         (1)       157
Segment Operating Earnings - adjusted (1)..         94        60           14          2        170

2000
----
Revenues...................................       $655      $599         $228        $12     $1,494
Segment Operating Earnings.................         78        56           14          3        151

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

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Reconciliation of Segment Revenues and Operating Earnings to Consolidated
Amounts
For the Quarters Ended September 16, 2001 and September 17, 2000, respectively (in millions)

                                                     2001   2000
                                                    -----  -----
Revenues
--------
Total revenues for reportable segments............  $ 573  $ 490
Other revenues....................................      5      3
                                                    -----  -----
     Total consolidated revenues..................  $ 578  $ 493
                                                    =====  =====

Operating Earnings
------------------
Total operating earnings for reportable segments..  $  56  $  49
Other operating earnings..........................      1      1
                                                    -----  -----
     Total consolidated operating earnings........  $  57  $  50
                                                    =====  =====

Reconciliation of Segment Revenues and Operating Earnings to Consolidated
Amounts
For the Nine Months Ended September 16, 2001 and September 17, 2000, respectively (in millions)

                                                            2001         2000
                                                       -----------   --------
Revenues
--------
Total revenues for reportable segments............          $1,628      $1,482
Other revenues....................................              11          12
                                                       -----------   ---------
 Total consolidated revenues......................          $1,639      $1,494
                                                       ===========   =========

Operating Earnings
-----------------
Total operating earnings for reportable segments..          $  158      $  148
Other operating earnings..........................              (1)          3
                                                       -----------   ---------
 Total consolidated operating earnings............          $  157      $  151
                                                       ===========   =========

Information about Assets (in millions)

                                                                   Fleet                     All
                                                    Construction  Services  Engineering   Others (1)  Total
                                                    ------------  --------  -----------   ---------   -----
September 16, 2001................................         $ 297      $132       $   52      $    9    $490

December 31, 2000.................................           236       122           30          12     400


1. As the Company has a fully integrated production facility, its fixed assets are commingled and not identified with specific profit centers. Therefore, segment assets consist only of accounts receivable ("A/R") and contracts in process ("CIP") balances applicable to identified segments.


Reconciliation of Segment Assets to Consolidated Amounts (in millions)

                                             September 16,  December 31,
                                                     2001           2000
                                                  ----------    -----------
Assets
------
Total A/R and CIP for reportable segments..         $  481        $  388
Other unallocated A/R and CIP..............              9            12
Other unallocated amounts..................          1,148         1,076
                                                    ------        ------
     Total consolidated assets.............         $1,638        $1,476
                                                    ======        ======

5. SUBSEQUENT EVENT

Partial Sale of Equity Investment

Subsequent to the close of the accounting quarter, the Company sold 25% of its equity investment in Abu Dhabi Ship Building. The transaction will not have a material impact on the Company's 2001 financial position, results of operations, or cash flows.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company's primary business is the design, construction, repair, overhaul and refueling of nuclear-powered aircraft carriers and submarines for the U.S. Navy. The Company also provides ongoing fleet services for other U.S. Navy vessels through work in overhauling, lifecycle engineering, and repair. The U.S. Government accounted for approximately 99% and 98% of the Company's revenues for the quarterly periods ended September 16, 2001 and September 17, 2000, respectively.

Results of Operations

                                               For the Third Quarter Ended
--------------------------------------------------------------------------------
                                                  2001           2000
--------------------------------------------------------------------------------
Millions

Revenues....................................     $ 578          $ 493
Operating Earnings..........................        57             50


Revenues for the third quarter of 2001 increased $85 million to $578 million compared with the same period in 2000. The revenue improvement was primarily attributable to gains in the Construction segment due to increased activity on the Virginia-class submarine program and the Nimitz-class aircraft carrier CVN 77.

Third quarter 2001 operating earnings of $57 million included $4 million of transaction costs associated with the proposed acquisition of the Company by General Dynamics Corporation. Excluding these one-time items, operating earnings were $61 million and reflected an increase of 22% over 2000 third quarter operating earnings of $50 million. The increase was primarily attributable to Construction volume gains and improved Fleet Services margins.

                                             For the Nine Months Ended
--------------------------------------------------------------------------------
                                               2001           2000
--------------------------------------------------------------------------------
Millions

Revenues...................................   $1,639        $1,494
Operating Earnings.........................      157           151


Revenues for the first nine months of 2001 increased $145 million to $1,639
million compared with the same period in 2000.   The increased revenue was
primarily due to Construction volume gains on the Virginia-class submarine program and the Nimitz-class aircraft carrier CVN 77.

Operating earnings of $157 million for the first nine months of 2001 included $13 million of transaction costs associated with the proposed acquisition of the Company by General Dynamics Corporation. Excluding these one-time items, operating earnings were $170 million and reflected an increase of 13% over the same period in 2000. This increase was primarily driven by Construction volume gains and improved Fleet Services margins, partially offset by lower Fleet Services volume. In addition, the Company reached a final agreement with the Navy regarding the simplification of its overhead allocation system. The final agreement amends a preliminary understanding reached between the parties during the third quarter of 2000 which resulted in increased operating earnings in the Fleet Services segment of $9 million with a corresponding $6 million decrease in the Construction segment. The final reallocation of costs between programs in 2001 resulted in increased operating earnings in the Fleet Services segment of approximately $3 million, with a corresponding decrease in the Construction segment. Overall, there was no material impact on year-to-date revenues, operating earnings, or cash flows of the Company.


The Company's funded backlog was $5.9 billion at September 16, 2001, substantially all of which was U.S. Navy-related.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table reflects the summarized components of the Company's cash flows for the periods indicated:

                                                For the Nine Months Ended
--------------------------------------------------------------------------------
                                                 2001              2000
--------------------------------------------------------------------------------
Millions

Net cash provided by operating activities.....  $ 169             $ 128
Capital expenditures..........................    (18)              (13)
Other investing cash flows....................      1                (4)
                                                 -----            -----
Subtotal......................................    152               111
Financing activities..........................    (89)             (111)
                                                 -----            -----

Net increase in cash and cash equivalents.....  $  63            $   -
                                                 =====            =====


NET CASH PROVIDED BY OPERATING ACTIVITIES

The $41 million increase in 2001's comparative cash flows from operating activities was primarily due to increased operating earnings, as well as lower income tax and interest payments.

OTHER INVESTING CASH FLOWS


The 2001 other investing cash flow activities relate to a $1 million dividend received from AMSEC LLC.

Other investing cash flow activities in 2000 primarily relate to a $5 million equity investment in AMSEC LLC, partially offset by a $1 million dividend received from Abu Dhabi Ship Building.

FINANCING ACTIVITIES


The financing activities for the period ended September 16, 2001 reflect the purchase of Company stock on the open market, pay-down of revolver debt, payments on short-term debt, outlays for exercised stock options, and the payment of three quarterly dividends of four cents per share. The 2000 financing activities relate primarily to the purchase of Company stock, decreased revolver borrowings, payments on short-term debt, outlays for exercised stock options, and the payment of three quarterly dividends of four cents per share.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes with respect to this item from the disclosure included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RECENTLY ISSUED STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The provisions of SFAS 142 eliminate the amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value-based test. The Company is required to adopt SFAS 142 on January 1, 2002. Management does not expect the elimination of goodwill amortization or the other provisions of the statement to have a material impact on the Company's financial position, results of operations, or cash flows. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The
Company is required to adopt SFAS 143 on January 1, 2002.   Management believes
the adoption of SFAS 143 will not have a material impact on the Company's financial position, results of operations, or cash flows.


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

In May 2001, Northrop Grumman Corporation ("Northrop Grumman") commenced an offer to acquire the entire common equity interest in Newport News Shipbuilding for Northrop Grumman common stock and cash. That offer, which is more fully described in a prospectus that accompanied the offer, is designed to have a value of $67.50 per share subject to the limitations on the amount of Northrop Grumman stock and cash to be issued, and provides that each Newport News Shipbuilding stockholder will be able to elect to receive, for all his or her Newport News Shipbuilding shares, cash or Northrop Grumman shares subject to the election and proration procedures and limitations described in the prospectus. This offer is subject to a number of conditions, including Newport News Shipbuilding terminating the agreement with General Dynamics and entering into an agreement with Northrop Grumman and U.S. regulatory clearance.

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

In October 2001, the Board of Directors of Newport News Shipbuilding initiated discussions with Northrop Grumman concerning a possible acquisition based upon the price of Northrop Grumman's common stock and other factors. The Board reaffirmed its recommendation of the General Dynamics offer because it is uncertain whether Newport News Shipbuilding and Northrop Grumman will be able to reach a satisfactory agreement.

On October 23, 2001, the Department of Defense ("DoD") recommended to the Department of Justice ("DoJ") that it approve a merger between Newport News Shipbuilding and Northrop Grumman and not approve a merger between Newport News Shipbuilding and General Dynamics. DoJ filed an antitrust lawsuit seeking to prevent the potential General Dynamics and Newport News Shipbuilding merger. DoJ continues to review the details of the potential Newport News Shipbuilding and Northrop Grumman merger. Any merger agreement between Newport News Shipbuilding and Northrop Grumman would require the approval of the Board of Directors of

Newport News Shipbuilding. Newport News Shipbuilding can give no assurances as to whether such a final agreement will be reached.

Partial Sale of Equity Investment

Subsequent to the close of the accounting quarter, the Company sold 25% of its equity investment in Abu Dhabi Ship Building. The transaction will not have a material impact on the Company's 2001 financial position, results of operations, or cash flows.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number:

Exhibit 10.1   Amendment to the Amended and Restated Stock
               Employee Compensation Trust Agreement.


Reports on Form 8-K:

None

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

Date:  October 24, 2001